Form 10-Q
period 2023-10-01
SUNPOWER CORP
filed 2023-12-18
CIK 867773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2023

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

The total number of outstanding shares of the registrant’s common stock as of December 15, 2023 was 175,361,088.

SunPower Corporation
Form 10-Q for the quarterly period ended October 1, 2023

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SunPower Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share par values)
(unaudited)

	October 1, 2023	January 1, 2023
		(As Restated)
Assets
Current assets:
Cash and cash equivalents	$103,683	$377,026
Restricted cash and cash equivalents, current portion	2,728	10,668
Short-term investments	—	132,480
Accounts receivable, net[1]	203,689	169,674
Contract assets	37,128	57,070
Loan receivables held for sale, net	15,443	—
Inventories	324,484	295,731
Advances to suppliers, current portion	6,487	12,059
Prepaid expenses and other current assets[1]	233,558	197,811
Total current assets	927,200	1,252,519

Restricted cash and cash equivalents, net of current portion	9,548	18,812
Property, plant and equipment, net	106,069	76,473
Operating lease right-of-use assets	32,534	36,926
Solar power systems leased, net	38,845	41,779
Goodwill	125,998	125,998
Other intangible assets, net	19,830	24,192
Other long-term assets[1]	187,308	186,927
Total assets	$1,447,332	$1,763,626

Liabilities and Equity
Current liabilities:
Accounts payable[1]	$186,543	$243,139
Accrued liabilities[1]	130,643	148,119
Operating lease liabilities, current portion	10,846	11,356
Contract liabilities, current portion[1]	231,591	141,863
Short-term debt, net	306,375	82,240
Convertible debt, current portion[1]	—	424,919
Total current liabilities	865,998	1,051,636

Long-term debt, net	255	308
Operating lease liabilities, net of current portion	24,328	29,347
Contract liabilities, net of current portion	10,805	11,588
Other long-term liabilities[1]	122,406	114,702
Total liabilities	1,023,792	1,207,581
Commitments and contingencies (Note 10)
Equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued and outstanding as of October 1, 2023 and January 1, 2023	—	—
Common stock, $0.001 par value, 367,500 shares authorized; 189,834 shares issued and 175,302 shares outstanding as of October 1, 2023; 188,287 shares issued and 174,269 shares outstanding as of January 1, 2023	175	174
Additional paid-in capital	2,853,487	2,855,930
Accumulated deficit	(2,208,992)	(2,085,784)
Accumulated other comprehensive income	11,569	11,568
Treasury stock, at cost: 14,532 shares of common stock as of October 1, 2023; 14,018 shares of common stock as of January 1, 2023	(233,626)	(226,646)
Total stockholders' equity	422,613	555,242
Noncontrolling interests in subsidiaries	927	803
Total equity	423,540	556,045
Total liabilities and equity	$1,447,332	$1,763,626

1 We have related-party balances for transactions made with TotalEnergies SE and its affiliates, Maxeon Solar Technologies, Ltd. (“Maxeon Solar”), and unconsolidated entities in which we have a direct equity investment. These related-party balances are recorded within the “accounts receivable, net,” “prepaid expenses and other current assets,” “other long-term assets,” “accounts payable,” “accrued liabilities,” “convertible debt, current portion,” “contract liabilities, current portion,” and “other long-term liabilities” financial statement line items on our condensed consolidated balance sheets (see Note 3, Note 10, Note 11, and Note 13).

The accompanying notes are an integral part of these condensed consolidated financial statements.

SunPower Corporation
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
		(As Restated)		(As Restated)
Total revenues[1]	$430,690	$476,393	$1,328,317	$1,243,975
Total cost of revenues[1]	358,181	359,728	1,100,841	954,738
Gross profit	72,509	116,665	227,476	289,237
Operating expenses:
Research and development[1]	5,406	6,846	19,161	19,199
Sales, general, and administrative[1]	93,345	101,185	288,161	294,412
Restructuring charges (credits)	5,873	111	5,873	244
Expense (income) from transition services agreement, net[1]	170	(1,059)	30	(1,287)
Total operating expenses	104,794	107,083	313,225	312,568
Operating (loss) income	(32,285)	9,582	(85,749)	(23,331)
Other (expense) income, net:
Interest income	1,096	144	2,256	278
Interest expense[1]	(7,660)	(3,712)	(19,124)	(15,223)
Other, net	103	135,368	(10,591)	122,160
Other (expense) income, net	(6,461)	131,800	(27,459)	107,215
(Loss) income from continuing operations before income taxes and equity in earnings (losses) of unconsolidated investees	(38,746)	141,382	(113,208)	83,884
(Provision for) benefits from income taxes	137	(2,442)	(1,569)	6,480
Equity in earnings (losses) of unconsolidated investees	2,990	1,936	3,410	1,936
Net (loss) income from continuing operations	(35,619)	140,876	(111,367)	92,300
(Loss) income from discontinued operations before income taxes and equity in earnings (losses) of unconsolidated investees[1]	(1,924)	(2,395)	(12,080)	(50,253)
Benefits from (provision for) income taxes from discontinued operations	208	358	363	798
Net (loss) income from discontinued operations	(1,716)	(2,037)	(11,717)	(49,455)
Net (loss) income	(37,335)	138,839	(123,084)	42,845
Net (income) loss from continuing operations attributable to noncontrolling interests	(29)	(3,225)	(124)	(3,671)
Net loss (income) from discontinued operations attributable to noncontrolling interests	—	—	—	250
Net (income) loss attributable to noncontrolling interests	(29)	(3,225)	(124)	(3,421)
Net (loss) income from continuing operations attributable to stockholders	(35,648)	137,651	(111,491)	88,629
Net (loss) income from discontinued operations attributable to stockholders	(1,716)	(2,037)	(11,717)	(49,205)
Net (loss) income attributable to stockholders	$(37,364)	$135,614	$(123,208)	$39,424

Net (loss) income per share attributable to stockholders - basic:
Continuing operations	$(0.20)	$0.79	$(0.64)	$0.51
Discontinued operations	$(0.01)	$(0.01)	$(0.07)	$(0.28)
Net (loss) income per share – basic	$(0.21)	$0.78	$(0.71)	$0.23

Net (loss) income per share attributable to stockholders - diluted:
Continuing operations	$(0.20)	$0.73	$(0.64)	$0.51
Discontinued operations	$(0.01)	$(0.01)	$(0.07)	$(0.26)
Net (loss) income per share – diluted	$(0.21)	$0.72	$(0.71)	$0.25

Weighted-average shares:
Basic	175,241	174,118	174,937	173,815
Diluted	175,241	192,497	174,937	191,589

1 We have related-party transactions with TotalEnergies SE and its affiliates, Maxeon Solar, and unconsolidated entities in which we have a direct equity investment. These related-party transactions are recorded within the “total revenues,” “total cost of revenues,” “operating expenses: research and development,” “operating expenses: sales, general, and administrative,” “operating expenses: expense (income) from transition services agreement, net,” “other (expense) income, net: interest expense,” and “(loss) income from discontinued operations before income taxes” financial statement line items in our condensed consolidated statements of operations (see Note 3, Note 11, and Note 13).

The accompanying notes are an integral part of these condensed consolidated financial statements.

SunPower Corporation
Condensed Consolidated Statements of Comprehensive (Loss) Income
(In thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
		(As Restated)		(As Restated)
Net (loss) income	$(37,335)	$138,839	$(123,084)	$42,845
Components of other comprehensive income (loss):
Translation adjustment	(17)	(42)	1	(71)
Total other comprehensive income (loss)	(17)	(42)	1	(71)
Total comprehensive (loss) income	(37,352)	138,797	(123,083)	42,774
Comprehensive (income) loss attributable to noncontrolling interests	(29)	(3,225)	(124)	(3,421)
Comprehensive (loss) income attributable to stockholders	$(37,381)	$135,572	$(123,207)	$39,353

The accompanying notes are an integral part of these condensed consolidated financial statements.

SunPower Corporation
Condensed Consolidated Statements of Equity
(In thousands)
(unaudited)

	Common Stock
	Shares	Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balances at January 1, 2023 (as reported)	174,269	$174	$2,855,930	$(226,646)	$11,568	$(2,066,175)	$574,851	$803	$575,654
Cumulative restatement adjustments	—	—	—	—	—	(19,609)	(19,609)	—	(19,609)
Balances at January 1, 2023 (as restated)	174,269	$174	$2,855,930	$(226,646)	$11,568	$(2,085,784)	$555,242	$803	$556,045
Net (loss) income	—	—	—	—	—	(54,636)	(54,636)	81	(54,555)
Other comprehensive income	—	—	—	—	5	—	5	—	5
Issuance of restricted stock to employees, net of cancellations	959	1	—	—	—	—	1	—	1
Stock-based compensation expense	—	—	6,877	—	—	—	6,877	—	6,877
Purchases of treasury stock	(327)	—	—	(5,071)	—	—	(5,071)	—	(5,071)
Net working capital settlement related to the sale of our C&I Solutions business, net of taxes of $0.3 million	—	—	(23,574)	—	—	—	(23,574)	—	(23,574)
Balances at April 2, 2023 (as restated)	174,901	$175	$2,839,233	$(231,717)	$11,573	$(2,140,420)	$478,844	$884	$479,728
Net (loss) income	—	—	—	—	—	(31,208)	(31,208)	14	(31,194)
Other comprehensive income	—	—	—	—	13	—	13	—	13
Issuance of restricted stock to employees, net of cancellations	399	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	8,659	—	—	—	8,659	—	8,659
Purchases of treasury stock	(127)	—	—	(1,223)	—	—	(1,223)	—	(1,223)
Other adjustments	—	—	(8)	—	—	—	(8)	—	(8)
Balances at July 2, 2023 (as restated)	175,173	$175	$2,847,884	$(232,940)	$11,586	$(2,171,628)	$455,077	$898	$455,975
Net (loss) income	—	—	—	—	—	(37,364)	(37,364)	29	(37,335)
Other comprehensive loss	—	—	—	—	(17)	—	(17)	—	(17)
Issuance of restricted stock to employees, net of cancellations	190	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	5,603	—	—	—	5,603	—	5,603
Purchases of treasury stock	(61)	—	—	(686)	—	—	(686)	—	(686)
Balances at October 1, 2023	175,302	$175	$2,853,487	$(233,626)	$11,569	$(2,208,992)	$422,613	$927	$423,540

SunPower Corporation
Condensed Consolidated Statements of Equity
(In thousands)
(unaudited)

	Common Stock
	Shares	Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balances at January 2, 2022 (as reported)	173,051	$173	$2,714,500	$(215,240)	$11,168	$(2,122,212)	$388,389	$1,635	$390,024
Cumulative restatement adjustments	—	—	—	—	—	(6,421)	(6,421)	—	(6,421)
Balances at January 2, 2022 (as restated)	173,051	173	2,714,500	(215,240)	11,168	(2,128,633)	381,968	1,635	383,603
Net (loss) income	—	—	—	—	—	(32,898)	(32,898)	(589)	(33,487)
Other comprehensive income	—	—	—	—	2	—	2	—	2
Issuance of restricted stock to employees, net of cancellations	1,201	1	—	—	—	—	1	—	1
Stock-based compensation expense	—	—	5,427	—	—	—	5,427	—	5,427
Purchases of treasury stock	(407)	—	—	(7,333)	—	—	(7,333)	—	(7,333)
Balances at April 3, 2022 (as restated)	173,845	$174	$2,719,927	$(222,573)	$11,170	$(2,161,531)	$347,167	$1,046	$348,213
Net (loss) income	—	—	—	—	—	(63,292)	(63,292)	785	(62,507)
Other comprehensive loss	—	—	—	—	(31)	—	(31)	—	(31)
Issuance of restricted stock to employees, net of cancellations	359	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	7,071	—	—	—	7,071	—	7,071
Purchases of treasury stock	(123)	—	—	(2,256)	—	—	(2,256)	—	(2,256)
Gain on sale of C&I Solutions business, net of tax	—	—	113,030	—	—	—	113,030	3,943	116,973
Balances at July 3, 2022 (as restated)	174,081	$174	$2,840,028	$(224,829)	$11,139	$(2,224,823)	$401,689	$5,774	$407,463
Net income (loss)	—	—	—	—	—	135,614	135,614	3,225	138,839
Other comprehensive loss	—	—	—	—	(42)	—	(42)	—	(42)
Issuance of restricted stock to employees, net of cancellations	114	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	6,557	—	—	—	6,557	—	6,557
Purchases of treasury stock	(40)	—	—	(874)	—	—	(874)	—	(874)
Closing statement adjustment in connection with the sale of our C&I Solutions business	—	—	(740)	—	—	—	(740)	—	(740)
Balances at October 2, 2022 (as restated)	174,155	$174	$2,845,845	$(225,703)	$11,097	$(2,089,209)	$542,204	$8,999	$551,203

The accompanying notes are an integral part of these condensed consolidated financial statements.

SunPower Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended
	October 1, 2023	October 2, 2022
		(As Restated)
Cash flows from operating activities:
Net (loss) income	$(123,084)	$42,845
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	36,994	22,261
Amortization of cloud computing arrangements	4,251	3,549
Stock-based compensation	21,139	19,056
Amortization of debt issuance costs	1,532	2,556
Equity in (earnings) losses of unconsolidated investees	(3,410)	(1,936)
Loss (gain) on equity investments	10,805	(120,965)
Unrealized (gain) loss on derivatives	(1,330)	(2,304)
Dividend from equity method investee	596	133
Deferred income taxes	(536)	(12,659)
Loss (gain) on loan receivables held for sale	361	—
Other, net	935	128
Changes in operating assets and liabilities:
Accounts receivable	(34,954)	(65,802)
Contract assets	19,942	(318)
Inventories	(28,753)	(14,764)
Project assets	3	295
Loan receivables held for sale	(15,804)	—
Prepaid expenses and other assets	(23,411)	(204,988)
Operating lease right-of-use assets	8,398	8,612
Advances to suppliers	5,572	(6,288)
Accounts payable and other accrued liabilities	(70,333)	74,631
Contract liabilities	88,945	98,297
Operating lease liabilities	(9,531)	(11,828)
Net cash (used in) provided by operating activities	(111,673)	(169,489)
Cash flows from investing activities:
Purchases of property, plant, and equipment	(39,509)	(36,958)
Investments in software development costs	(4,649)	(4,225)
Proceeds from sale of property, plant, and equipment	25	—
Cash paid for working capital settlement related to C&I Solutions sale	(30,892)	—
Cash received from C&I Solutions sale, net of de-consolidated cash	—	146,303
Cash paid for equity investments under the Dealer Accelerator Program and other	(7,500)	(30,920)
Proceeds from sale of equity investment	121,675	440,108
Cash paid for investments in unconsolidated investees	(9,070)	(5,742)
Dividend from equity method investee, in excess of cumulative earnings	149	137
Net cash provided by (used in) investing activities	30,229	508,703
Cash flows from financing activities:
Proceeds from bank loans and other debt	493,440	124,729
Repayment of bank loans and other debt	(267,482)	(166,901)
Repayment of convertible debt	(424,991)	—
Payments for financing leases	(3,091)	(764)
Purchases of stock for tax withholding obligations on vested restricted stock	(6,979)	(10,462)
Net cash (used in) provided by financing activities	(209,103)	(53,398)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(290,547)	285,816
Cash, cash equivalents, and restricted cash, beginning of period	406,506	152,599
Cash, cash equivalents, and restricted cash, end of period	$115,959	$438,415

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$103,683	$396,510
Restricted cash and cash equivalents, current portion	2,728	14,009
Restricted cash and cash equivalents, net of current portion	9,548	27,896
Total cash, cash equivalents, and restricted cash	$115,959	$438,415

Supplemental disclosure of non-cash activities:
Property, plant and equipment acquisitions funded by liabilities (including financing leases)	$14,956	$9,082
Right-of-use assets obtained in exchange for lease obligations	$4,006	$12,988
Net working capital settlement related to C&I Solutions sale	$—	$7,005
Supplemental cash flow disclosures:
Cash paid for interest	$25,261	$20,323
Cash paid for income taxes	$1,442	$5,187

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

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to continue as a going concern and contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, for the three and nine months ended October 1, 2023, the Company had recurring operating losses and, as of October 1, 2023, we breached a financial covenant and a reporting covenant of our Credit Agreement, dated as of September 12, 2022 (as amended, the “Credit Agreement”) (see Note 12. Debt and Credit Sources). The breaches created events of default thereunder (the “Existing Defaults”), which enables the requisite lenders under the Credit Agreement to demand immediate payment or exercise other remedies. As a result of the events of default, we no longer had the ability to borrow from the remaining capacity of $53.7 million of revolving commitments. On December 8, 2023 (the “Amendment Effective Date”), the Company obtained a waiver and amendment to the Credit Agreement (the “Amendment and Waiver”) as amended by the First Amendment to Credit Agreement, dated as of January 26, 2023 (together and as amended, the “Amended Credit Agreement”) by and among the Company, certain of its subsidiaries as guarantors, Bank of America, N.A. (“Bank of America”), BMO Bank, N.A., Citibank, N.A. and JPMorgan Chase Bank, N.A. as the lenders and L/C issuers party thereto (together, the “Existing Lenders”), and Bank of America, as administrative agent which provides for, among other things, a temporary waiver until January 19, 2024 of the breaches, and modification to the remaining available commitments through (ii) the Existing Lenders to provide access to $25 million of existing revolving commitments and (ii) commitments by HoldCo, as a new lender, to provide an additional $25 million of capacity. Subsequent to the amendment, we borrowed the entire $50 million against the remaining capacity on the revolving credit facility. Although we entered into the Amendment and Waiver to temporarily address the Existing Defaults, we are also projecting to be noncompliant with certain debt covenants, which would cause further defaults under our existing debt arrangements. Following the expiration of the Amendment and Waiver, absent additional waivers, the events of default enable the requisite lenders under the Credit Agreement to demand immediate payment or exercise other remedies, such as subject all or a portion of obligations to a default rate of interest. Further, the Company also breached a financial covenant set forth in the Loan and Security Agreement, dated June 30, 2022, entered into by a wholly owned indirect subsidiary of the Company, the lenders party thereto from time to time, Atlas Securitized Products Holdings, L.P., as administrative agent and Computershare Trust Company, National Association, as paying agent (as amended, the “Loan Facility with Credit Suisse AG,” the “Credit Suisse Warehouse Loan,” or the “Atlas Credit Agreement”) (see Note 12. Debt and Credit Sources) due to delay in delivery of the quarterly financials for the third quarter of 2023 (the “Quarterly Financials Default”), which results in an event of default, thereby enabling the requisite lenders to demand immediate payment or exercise other remedies. The Company is in discussion with the lenders under the Atlas Credit Agreement regarding a waiver of any breaches. There can be no assurance that such waiver will be obtained. Absent a waiver, the event of default enables the requisite lenders under the Atlas Credit Agreement to demand immediate payment or exercise other remedies, such as subject all or a portion of obligations to a default rate of interest. If the lenders under the Credit Agreement and the Atlas Credit Agreement were to demand immediate repayment, the Company would not have sufficient liquidity to meet its obligations and pay its liabilities arising from normal business operations when they come due. As such, substantial doubt exists about the Company's ability to continue as a going concern.

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

Basis of Presentation and Preparation

Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared by us in accordance with generally accepted accounting principles in the United States (“United States” or “U.S.,” and such accounting principles, “U.S. GAAP”) for interim financial information, and include the accounts of SunPower, all of our subsidiaries and special purpose entities, as appropriate under U.S. GAAP. All intercompany transactions and balances have been eliminated in consolidation. The financial information included herein is unaudited, and reflects all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair statement of the results for the periods presented. The January 1, 2023 consolidated balance sheet data was derived from SunPower’s audited consolidated financial statements included in our Annual Report on Form 10-K/A for the fiscal year ended January 1, 2023, as filed with the Securities and Exchange Commission (“SEC”) on December 18, 2023, but does not include all disclosures required by U.S. GAAP. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in SunPower's Annual Report on Form 10-K/A for the fiscal year ended January 1, 2023. The operating results for the three and nine months ended October 1, 2023 are not necessarily indicative of the results that may be expected for fiscal year 2023, or for any other future period.

We have a 52-to-53-week fiscal year that ends on the Sunday closest to December 31. Accordingly, every fifth or sixth year will be a 53-week fiscal year. Both the current fiscal year, fiscal 2023, and prior fiscal year, fiscal 2022, are 52-week fiscal years. The third quarter of fiscal 2023 ended on October 1, 2023, while the third quarter of fiscal 2022 ended on October 2, 2022.

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

Restatement of Previously Issued Condensed Consolidated Financial Statements

As described in Note 2. Restatement of Previously Issued Condensed Consolidated Financial Statements, our condensed consolidated financial statements as of January 1, 2023 and for the three and nine months ended October 2, 2022 are restated in this Quarterly Report on Form 10-Q (or this “Quarterly Report”) to reflect the corrections related to the value of consignment inventory of microinverter (“MI”) components at certain warehouse and third-party locations and corrections related to reclassification of certain expenses in our statements of operations, along with other immaterial corrections. The restated condensed consolidated financial statements are indicated as “Restated” in the unaudited condensed consolidated financial statements and accompanying notes, as applicable. See Note 2. Restatement of Previously Issued Condensed Consolidated Financial Statements for further discussion.

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

These agreements to sell solar loan receivables to third-parties are accounted for in accordance with ASC 860, Transfers and Servicing. We make judgments, based in part, on supporting legal opinions, on whether these entities should be consolidated as a variable interest entity, as defined in ASC 810, Consolidation, and whether the transfers to these entities are accounted for as a sale of a financial asset or a secured borrowing under ASC 860 (see Note 11. Equity Investments for a discussion of our conclusion under ASC 810).

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

The sale of loan receivables that is outside of the scope of ASC 860 are accounted for as the sale of future revenues. The upfront payments received from third-party purchasers are classified as deferred income until revenue is recognized, and are presented within “contract liabilities” on our condensed consolidated balance sheets.

Recent Accounting Pronouncements Not Yet Adopted

In October 2023, the FASB issued ASU 2023-06, Disclosure Agreements – Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. This amendment will impact various disclosure areas, including the statement of cash flows, accounting changes and error corrections, earnings per share, debt, equity, derivatives, and transfers of financial assets. The amendments in this ASU 2023-06 will be effective on the date the related disclosures are removed from Regulation S-X or Regulation S-K by the SEC, and will no longer be effective if the SEC has not removed the applicable disclosure requirement by June 30, 2027. Early adoption is prohibited. We are currently evaluating the impacts of the amendment on our disclosures.

Note 2. RESTATEMENT OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

This Note discloses the nature of the restatement adjustments and discloses the cumulative effects of these adjustments on the condensed consolidated balance sheet as of January 1, 2023, statements of operations for the three and nine months ended October 2, 2022, and statements of cash flows for the nine months ended October 2, 2022. The consolidated statements of comprehensive income (loss) and statements of equity for the three and nine months ended October 2, 2022 have also been restated for the correction to net income (loss).

The unaudited condensed consolidated balance sheet as of January 1, 2023, and the unaudited condensed consolidated financial statements for the three and nine months ended October 2, 2022, have been restated to reflect the corrections related to the value of consignment inventory of MI components at certain warehouse and third-party locations, and reclassification of certain expenses in our condensed consolidated statements of operations as further described below, along with other immaterial items pertaining to the periods noted above. The effects of the restatement, including the related income tax impacts, have been reflected in the impacted tables and footnotes throughout these condensed consolidated financial statements in this Q3 2023 Form 10-Q. The restatement adjustments and their impacts on the previously issued condensed consolidated balance sheet as of January 1, 2023, the statements of operations for the three and nine months ended October 2, 2022, and the statement of cash flows for the nine months ended October 2, 2022 are described below.

Description of Restatement Adjustments

The categories of the restatement adjustments and their impact on the previously reported condensed consolidated balance sheet as of January 1, 2023, statements of operations for the three and nine months ended October 2, 2022, and statement of cash flows for the nine months ended October 2, 2022 are described below.

a.Inventory Related Adjustments - In the third quarter of fiscal year 2023, while reviewing our inventory account reconciliations, we identified that the consumption of certain MI costs in photo-voltaic module manufacturing had been inaccurately recorded starting in the first quarter of fiscal year 2022. This resulted in an overstatement of MI costs included in finished goods inventory, and an understatement of cost of revenues for the impacted periods. The impact of the correction is to recognize an increase in cost of revenues for the relevant MI costs, with a corresponding reduction to our finished goods inventory and increase in accrued liabilities related to additional accruals for sales and use taxes. In addition, we also identified other immaterial miscellaneous inventory-related misstatements as of January 1, 2023 and for the three and nine months ended October 2, 2022, pertaining to the physical inventory counts and classifications between financial statement line items related to inventories.
•The aggregated impact to the condensed consolidated statements of operations for the three and nine months ended October 2, 2022 is a decrease to total cost of revenues of $2.9 million and an increase to total cost of revenues of $4.5 million, respectively. The impact to the condensed consolidated balance sheets as of January 1, 2023 is a decrease in inventories of $19.7 million, an increase in advances to suppliers, current portion of $2.8 million, an increase in prepaid expenses and other current assets of $2.4 million, an increase in accounts payable of $0.8 million, and an increase in accrued liabilities of $0.4 million.

b.Classification of Expense in the Statements of Operations - In fiscal year 2023, we identified errors related to the classification of certain expenses as cost of revenues instead of operating expenses. This resulted in the reclassification of certain expenses from cost of revenues to selling, general, and administrative expense for the three and nine months ended October 2, 2022.
•The aggregated impact to the condensed consolidated statements of operations for the three and nine months ended October 2, 2022 is a decrease to total cost of revenues of $11.5 million and $37.1 million, respectively, and an increase to sales, general, and administrative expenses of $11.5 million and $37.1 million, respectively.

c.Other Restatement Adjustments - There are other restatement adjustments otherwise not described in items (a) to (b) above, which are individually and in the aggregate insignificant as of January 1, 2023 and for the three and nine months ended October 2, 2022.

Condensed Consolidated Financial Statements - Restatement Reconciliation Tables

In light of the foregoing, in accordance with ASC 250, Accounting Changes and Error Corrections, we are restating the previously issued condensed consolidated financial statements as of January 1, 2023 and for the three and nine months ended October 2, 2022 to reflect the effects of the restatement adjustments, and to make certain corresponding disclosures. In the following tables, we have presented a reconciliation of our condensed consolidated balance sheets, statements of operations, and cash flows as previously reported for these periods to the restated and revised amounts.

Summary of Restatement - Condensed Consolidated Balance Sheets

	January 1, 2023
(In thousands)	As Previously Reported	Restatement Adjustments	Restatement Reference	As Restated
Assets
Current assets:
Cash and cash equivalents	$377,026	$—		$377,026
Restricted cash and cash equivalents, current portion	9,855	813	c	10,668
Short-term investments	132,480	—		132,480
Accounts receivable, net	174,577	(4,903)	c	169,674
Contract assets	50,692	6,378	c	57,070
Inventories	316,815	(21,084)	a, c	295,731
Advances to suppliers, current portion	9,309	2,750	a	12,059
Prepaid expenses and other current assets	197,760	51	a, c	197,811
Total current assets	1,268,514	(15,995)		1,252,519

Restricted cash and cash equivalents, net of current portion	15,151	3,661	c	18,812
Property, plant and equipment, net	74,522	1,951	c	76,473
Operating lease right-of-use assets	36,926	—		36,926
Solar power systems leased, net	41,779	—		41,779
Goodwill	126,338	(340)	c	125,998
Other intangible assets, net	24,192	—		24,192
Other long-term assets	192,585	(5,658)	c	186,927
Total assets	$1,780,007	$(16,381)		$1,763,626

Liabilities and Equity
Current liabilities:
Accounts payable	$242,229	$910	a, c	$243,139
Accrued liabilities	145,229	2,890	a, c	148,119
Operating lease liabilities, current portion	11,356	—		11,356
Contract liabilities, current portion	144,209	(2,346)	c	141,863
Short-term debt, net	82,404	(164)	c	82,240
Convertible debt, current portion	424,919	—		424,919
Current liabilities of discontinued operations	—	—		—
Total current liabilities	1,050,346	1,290		1,051,636

Long-term debt, net	308	—		308

Operating lease liabilities, net of current portion	29,347	—		29,347
Contract liabilities, net of current portion	11,555	33	c	11,588
Other long-term liabilities	112,797	1,905	c	114,702
Long-term liabilities of discontinued operations	—	—		—
Total liabilities	1,204,353	3,228		1,207,581
Commitments and contingencies (Note 10)
Equity:
Preferred stock	—	—		—
Common stock	174	—		174
Additional paid-in capital	2,855,930	—		2,855,930
Accumulated deficit	(2,066,175)	(19,609)	a, c	(2,085,784)
Accumulated other comprehensive income	11,568	—		11,568
Treasury stock, at cost	(226,646)	—		(226,646)
Total stockholders' equity	574,851	(19,609)		555,242
Noncontrolling interests in subsidiaries	803	—		803
Total equity	575,654	(19,609)		556,045
Total liabilities and equity	$1,780,007	$(16,381)		$1,763,626

Summary of Restatement - Condensed Consolidated Statements of Operations

	Three Months Ended				Nine Months Ended
	October 2, 2022				October 2, 2022
(In thousands, except per share data)	As Previously Reported	Restatement Adjustments	Restatement Reference	As Restated	As Previously Reported	Restatement Adjustments	Restatement Reference	As Restated
Total revenues	$475,711	$682	c	$476,393	$1,243,760	$215	c	$1,243,975
Total cost of revenues	370,264	(10,536)	a-c	359,728	984,505	(29,767)	a-c	954,738
Gross profit	105,447	11,218		116,665	259,255	29,982		289,237
Operating expenses:
Research and development	6,784	62	c	6,846	19,199	—		19,199
Sales, general, and administrative	87,124	14,061	b, c	101,185	257,163	37,249	b, c	294,412
Restructuring charges (credits)	111	—		111	244	—		244
(Income) expense from transition services agreement, net	(1,059)	—		(1,059)	(1,287)	—		(1,287)
Total operating expenses	92,960	14,123		107,083	275,319	37,249		312,568
Operating income (loss)	12,487	(2,905)		9,582	(16,064)	(7,267)		(23,331)
Other income (expense), net:
Interest income	144	—		144	278	—		278
Interest expense	(4,216)	504	c	(3,712)	(15,224)	1	c	(15,223)
Other, net	135,368	—		135,368	122,160	—		122,160
Other income (expense), net	131,296	504		131,800	107,214	1		107,215
Income (loss) from continuing operations before income taxes and equity in earnings (losses) of unconsolidated investees	143,783	(2,401)		141,382	91,150	(7,266)		83,884
(Provision for) benefits from income taxes	(3,109)	667	c	(2,442)	5,308	1,172	c	6,480
Equity in earnings (losses) of unconsolidated investees	1,958	(22)	c	1,936	1,958	(22)	c	1,936
Net income (loss) from continuing operations	142,632	(1,756)		140,876	98,416	(6,116)		92,300

(Loss) income from discontinued operations before income taxes and equity in earnings (losses) of unconsolidated investees	—	(2,395)	c	(2,395)	(47,155)	(3,098)	c	(50,253)
Benefits from (provision for) income taxes from discontinued operations	—	358	c	358	584	214	c	798
Net (loss) income from discontinued operations	—	(2,037)		(2,037)	(46,571)	(2,884)		(49,455)
Net income (loss)	142,632	(3,793)		138,839	51,845	(9,000)		42,845
Net (income) loss from continuing operations attributable to noncontrolling interests	(3,225)	—		(3,225)	(3,671)	—		(3,671)
Net loss (income) from discontinued operations attributable to noncontrolling interests	—	—		—	250	—		250
Net (income) loss attributable to noncontrolling interests	(3,225)	—		(3,225)	(3,421)	—		(3,421)
Net income (loss) from continuing operations attributable to stockholders	139,407	(1,756)		137,651	94,745	(6,116)		88,629
Net (loss) income from discontinued operations attributable to stockholders	—	(2,037)		(2,037)	(46,321)	(2,884)		(49,205)
Net income (loss) attributable to stockholders	$139,407	$(3,793)		$135,614	$48,424	$(9,000)		$39,424

Net income (loss) per share attributable to stockholders - basic:
Continuing operations	$0.80	$(0.01)	a, c	$0.79	$0.55	$(0.04)	a, c	$0.51
Discontinued operations	$—	$(0.01)	c	$(0.01)	$(0.27)	$(0.01)	c	$(0.28)
Net income (loss) per share – basic	$0.80	$(0.02)	a, c	$0.78	$0.28	$(0.05)	a, c	$0.23

Net income (loss) per share attributable to stockholders - diluted:
Continuing operations	$0.74	$(0.01)	a, c	$0.73	$0.54	$(0.03)	a, c	$0.51
Discontinued operations	$—	$(0.01)	c	$(0.01)	$(0.24)	$(0.02)	c	$(0.26)
Net income (loss) per share – diluted	$0.74	$(0.02)	a, c	$0.72	$0.30	$(0.05)	a, c	$0.25

Weighted-average shares:
Basic	174,118	—		174,118	173,815	—		173,815
Diluted	192,497	—		192,497	191,589	—		191,589

Summary of Restatement - Condensed Consolidated Statement of Cash Flows

	Nine Months Ended
	October 2, 2022
(In thousands)	As Previously Reported	Restatement Adjustments	Restatement Reference	As Restated
Cash flows from operating activities:
Net income (loss)	$51,845	$(9,000)	a, c	$42,845
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	21,704	557	c	22,261
Amortization of cloud computing arrangements	3,392	157	c	3,549
Stock-based compensation	19,056	—		19,056

Amortization of debt issuance costs	2,556	—		2,556
Equity in (earnings) losses of unconsolidated investees	(1,958)	22	c	(1,936)
(Gain) loss on equity investments	(120,965)	—		(120,965)
Unrealized (gain) loss on derivatives	(2,304)	—		(2,304)
Dividend from equity method investees	133	—		133
Deferred income taxes	(12,606)	(53)	c	(12,659)
Other, net	128	—		128
Changes in operating assets and liabilities:
Accounts receivable	(66,254)	452	c	(65,802)
Contract assets	2,326	(2,644)	c	(318)
Inventories	(22,787)	8,023	a, c	(14,764)
Project assets	295	—		295
Prepaid expenses and other assets	(212,164)	7,176	a, c	(204,988)
Operating lease right-of-use assets	8,424	188	c	8,612
Advances to suppliers	(6,288)	—		(6,288)
Accounts payable and other accrued liabilities	77,844	(3,213)	a, c	74,631
Contract liabilities	98,663	(366)	c	98,297
Operating lease liabilities	(10,906)	(922)	c	(11,828)
Net cash (used in) provided by operating activities	(169,866)	377		(169,489)
Cash flows from investing activities:
Purchases of property, plant, and equipment	(36,958)	—		(36,958)
Investments in software development costs	(4,225)	—		(4,225)
Cash received from C&I Solutions sale, net of de-consolidated cash	146,303	—		146,303
Cash paid for equity investments under the Dealer Accelerator Program and other	(30,920)	—		(30,920)
Proceeds from sale of equity investment	440,108	—		440,108
Cash paid for investments in unconsolidated investees	(5,742)	—		(5,742)
Dividend from equity method investee, in excess of cumulative earnings	137	—		137
Net cash provided by (used in) investing activities	508,703	—		508,703
Cash flows from financing activities:
Proceeds from bank loans and other debt	124,729	—		124,729
Repayment of bank loans and other debt	(167,003)	102	c	(166,901)
Payments for financing leases	(735)	(29)	c	(764)
Purchases of stock for tax withholding obligations on vested restricted stock	(10,462)	—		(10,462)
Net cash (used in) provided by financing activities	(53,471)	73		(53,398)
Net increase (decrease) in cash, cash equivalents, and restricted cash	285,366	450		285,816
Cash, cash equivalents, and restricted cash, beginning of period	148,613	3,986		152,599
Cash, cash equivalents, and restricted cash, end of period	$433,979	$4,436		$438,415

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$396,510	$—		$396,510
Restricted cash and cash equivalents, current portion	13,204	805	c	14,009
Restricted cash and cash equivalents, net of current portion	24,265	3,631	c	27,896
Total cash, cash equivalents, and restricted cash	$433,979	$4,436		$438,415

Supplemental disclosure of non-cash activities:

Property, plant and equipment acquisitions funded by liabilities (including financing leases)	$9,130	$(48)	c	$9,082
Right-of-use assets obtained in exchange for lease obligations	$14,005	$(1,017)	c	$12,988
Working capital adjustment related to C&I Solutions sale	$7,005	$—		$7,005
Supplemental cash flow disclosures:
Cash paid for interest	$20,323	$—		$20,323
Cash paid for income taxes	$5,187	$—		$5,187

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

As of October 1, 2023, ownership of our outstanding common stock by TotalEnergies SE and its affiliates, and GIP Sol, was 50.2%.

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

Related-Party Transactions with Total and its Affiliates:

The following are balances and transactions entered into with Total and its affiliates.

	As of
(In thousands)	October 1, 2023	January 1, 2023
Accounts receivable	$490	$489
Prepaid expenses and other current assets	2,107	2,898
Other long-term assets	—	1,284
Accrued liabilities	121	8,033

	Three Months Ended		Nine Months Ended
(In thousands)	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Expense (income) from transition services agreement, net	$146	$(1,095)	$(44)	$(1,613)
Sublease income (recorded in sales, general, and administrative expense)	—	(214)	—	(285)
Interest expense:
Interest expense incurred on the 4.00% debentures due 2023	—	1,000	171	3,000

Note 4. REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue

The following table represents disaggregated revenue from contracts with customers for the three and nine months ended October 1, 2023 and October 2, 2022:

	Three Months Ended		Nine Months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
(In thousands)		(As Restated)		(As Restated)
Solar power systems sales	$348,052	$360,223	$1,059,536	$951,694
Component sales	74,285	105,303	249,097	239,722
Light commercial sales	(50)	4,918	562	43,683
Services and other	8,403	5,949	19,122	8,876
Total revenues	$430,690	$476,393	$1,328,317	$1,243,975

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

	As of
	October 1, 2023	January 1, 2023
(In thousands)		(As Restated)
Contract assets	$37,438	$57,379
Contract liabilities[1]	$242,396	$153,451

1 As of October 1, 2023 and January 1, 2023, we had indemnifications of $1.1 million retained in connection with our C&I Solutions sale, which are presented within “contract liabilities, net of current portion” on our condensed consolidated balance sheets.

During the three and nine months ended October 1, 2023, we recognized revenue of $115.5 million and $103.7 million that was included in contract liabilities as of July 2, 2023 and January 1, 2023, respectively. During the three and nine months ended October 2, 2022, we recognized revenue of $55.9 million and $40.8 million that was included in contract liabilities as of July 3, 2022 and January 2, 2022, respectively.

As of October 1, 2023, we have entered into contracts with customers for sales of solar systems and components for an aggregate transaction price of $645.3 million, the substantial majority of which we expect to recognize over the next 12 months.

Note 5. BALANCE SHEET COMPONENTS

Accounts Receivable, Net

	As of
	October 1, 2023	January 1, 2023
(In thousands)		(As Restated)
Accounts receivable, gross	$217,748	$184,733
Less: allowance for credit losses	(13,829)	(14,750)
Less: allowance for sales returns	(230)	(309)
Accounts receivable, net	$203,689	$169,674

Allowance for Credit Losses

	Three Months Ended		Nine Months Ended
(In thousands)	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Balance at beginning of period	$13,871	$15,659	$14,750	$14,375
Provision (recoveries) for credit losses	33	(74)	1,340	1,854
Write-offs	(75)	(330)	(2,261)	(974)
Balance at end of period	$13,829	$15,255	$13,829	$15,255

Inventories

	As of
	October 1, 2023	January 1, 2023
(In thousands)		(As Restated)
Photovoltaic modules	$172,178	$136,006
Microinverters	54,610	48,645
Energy storage systems	47,106	62,861
Other solar power system component materials	50,590	48,219
Inventories[1]	$324,484	$295,731

1 Photovoltaic modules are classified as finished goods, while the remaining components of total inventories are classified as raw materials.

Prepaid Expenses and Other Current Assets

	As of
	October 1, 2023	January 1, 2023
(In thousands)		(As Restated)
Deferred project costs	$74,777	$125,604
Deferred costs for solar power systems	118,302	34,124
Related-party receivables	7,499	3,959
Other	32,980	34,124
Prepaid expenses and other current assets	$233,558	$197,811

Property, Plant and Equipment, Net

	As of
	October 1, 2023	January 1, 2023
(In thousands)		(As Restated)
Testing equipment and tools	$1,973	$1,157
Leasehold improvements	17,137	16,960
Solar power systems	12,709	10,271
Computer equipment	15,015	14,411
Internal-use software	82,515	71,477
Furniture and fixtures	7,895	8,088
Transportation equipment	6,481	3,941
Vehicle finance leases	26,221	12,316
Work-in-progress	9,187	5,958
Property, plant and equipment, gross[2]	179,133	144,579
Less: accumulated depreciation and impairment[2,3]	(73,064)	(68,106)
Property, plant, and equipment, net[1,3]	$106,069	$76,473

1 Property, plant, and equipment is predominantly located in the U.S.

2 Our property, plant, and equipment includes fully depreciated fixed assets. When any of our property, plant, and equipment are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from our condensed consolidated balance sheets, and any resulting gain or loss is included within our condensed consolidated statements of operations. As of October 1, 2023 and January 1, 2023, $21.9 million and $0.1 million, respectively, of our gross property, plant, and equipment, which were fully depreciated, were retired, thus, no gain or loss was recognized from the disposal.

3 For the three and nine months ended October 1, 2023, we recorded depreciation expense, including accretion expense related to our asset retirement obligations, of $11.4 million and $30.5 million, respectively. For the three and nine months ended October 2, 2022, we recorded depreciation expense of $6.0 million and $14.0 million, respectively.

Other Long-term Assets

	As of
	October 1, 2023	January 1, 2023
(In thousands)		(As Restated)
Equity investments without readily determinable fair value	$39,803	$31,699
Equity investments with fair value option (“FVO”)	29,594	18,346
Cloud computing arrangements (“CCA”) implementation costs, net of current portion[1]	2,759	7,934
Deposits with related parties	6,549	7,329
Retail installment contract receivables, net of current portion[2,3]	88,026	98,001
Long-term deferred project costs	2,837	3,109
Derivative assets	3,712	2,293
Debt issuance costs	—	3,556
Loan receivables held to maturity, net of current portion[3]	811	—
Other	13,217	14,660
Other long-term assets	$187,308	$186,927

1 For the three and nine months ended October 1, 2023, we recorded $1.4 million and $4.3 million, respectively, of amortization expense related to the amortization of our capitalized CCA costs. For the three and nine months ended October 2, 2022, we recorded $1.6 million and $3.5 million, respectively, of amortization expense related to the amortization of our capitalized CCA costs.

2 Our long-term retail installment contract receivables are presented net of the significant financing component of $21.4 million and $22.5 million, and allowance for credit losses of $1.1 million and $0.4 million as of October 1, 2023 and January 1, 2023, respectively.

3 We are exposed to credit risk from certain customers and their potential payment delinquencies on our retail installment contracts and other loan receivables held to maturity. As of October 1, 2023, the average Fair Isaac Corporation (“FICO”) score of our customers under a retail installment contract agreement remained at or above 750, which is generally categorized as a “Very Good” credit profile by the Fair Isaac Corporation. As of October 1, 2023, the average FICO score of our customers under other loan receivable agreements is above 760, which is also categorized as a “Very Good” credit profile by the Fair Isaac Corporation.

Accrued Liabilities

	As of
	October 1, 2023	January 1, 2023
(In thousands)		(As Restated)
Employee compensation and employee benefits	$22,415	$36,452
Interest payable	734	8,549
Short-term warranty reserves	26,157	29,677
Restructuring reserve	1,674	2
Legal expenses	3,989	2,681
Taxes payable	9,429	9,641
Payable to related parties	7,959	11,239
Short-term finance lease liabilities	5,958	2,949
Indemnification obligations retained from C&I Solutions sale[1]	22,608	20,781
Short-term asset retirement obligation liability	1,773	1,396
Other	27,947	24,752
Accrued liabilities	$130,643	$148,119

1 As of October 1, 2023, we had a total of $20.4 million and $2.2 million of warranty reserves and other indemnifications, respectively, retained in connection with the sale of our C&I Solutions business to TotalEnergies Renewables. As of January 1, 2023, we retained a total of $13.5 million and $7.3 million of warranty reserves and other indemnifications, respectively.

Other Long-term Liabilities

	As of
	October 1, 2023	January 1, 2023
(In thousands)		(As Restated)
Deferred revenue	$32,597	$35,864
Long-term warranty reserves	27,278	23,931
Unrecognized tax benefits	13,098	12,295
Related-party liabilities	1,458	1,458
Long-term finance lease liabilities	15,709	7,878
Indemnification obligations retained from C&I Solutions sale[1]	10,904	11,385
Long-term asset retirement obligation liability	2,536	2,395
Other	18,826	19,496
Other long-term liabilities	$122,406	$114,702

1 As of October 1, 2023, we had a total of $7.2 million and $3.7 million of warranty reserves and other indemnifications, respectively, retained in connection with the sale of our C&I Solutions business to TotalEnergies Renewables. As of January 1, 2023, we retained a total of $7.6 million and $3.8 million of warranty reserves and other indemnifications, respectively.

Accumulated Other Comprehensive Income

	As of
(In thousands)	October 1, 2023	January 1, 2023
Cumulative translation adjustment	$9,577	$9,576
Net gain on long-term pension liability obligation	1,992	1,992
Accumulated other comprehensive income	$11,569	$11,568

Note 6. LOAN RECEIVABLES HELD FOR SALE

The following table summarizes the activity in the balance of loan receivables held for sale, net at the lower of costs or fair value for the three and nine months ended October 1, 2023:

	Three Months Ended	Nine Months Ended
(In thousands)	October 1, 2023	October 1, 2023
Balance at beginning of period	$11,947	$—
Additions[1]	67,924	110,882
Proceeds from sales	(67,402)	(98,754)
Gain (loss) on sale[2]	3,310	3,676
(Increase) decrease in valuation allowance[3]	(336)	(361)
Balance at end of period	$15,443	$15,443

1 In the nine months ended October 1, 2023, we capitalized $5.3 million of transaction costs related to the structuring of the sale of receivables, which are presented within “prepaid expenses and other current assets” on our condensed consolidated balance sheets.

2 In the three and nine months ended October 1, 2023, we recognized a gain of $3.1 million and $3.6 million, respectively, recorded within our condensed consolidated statements of operations related to the loan receivables held for sale that were transferred and derecognized during the periods. In addition, we recorded an unrealized gain of $0.2 million and $0.1 million, respectively, from contracts sold during the three and nine months ended October 1, 2023 but not yet recognized as revenue, which was deferred and recorded within “contract liabilities” on our condensed consolidated balance sheets.

3 In the three and nine months ended October 1, 2023, we recorded a valuation allowance related to the write-down of our loan receivables held for sale to fair value on our condensed consolidated balance sheets.

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

We test goodwill impairment at least annually during the last day of the third fiscal quarter, or when events or changes in circumstances indicate that goodwill might be impaired. The evaluation of impairment involves comparing the current fair value of our reporting unit to the book value (including goodwill). We have performed a qualitative assessment of goodwill prior to completing a quantitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. After assessing the totality of events and circumstances, we concluded that as of October 1, 2023, the date our last qualitative test was performed, it was more likely than not that the fair value of our reporting unit with goodwill was greater than the book value and, therefore, that there is no goodwill impairment.

Other Intangible Assets

The following table represents our other intangible assets with finite useful lives:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
As of October 1, 2023:
Developed technology	$3,700	$(2,467)	$1,233
Brand	15,800	(7,900)	7,900
Non-compete agreements	3,400	(2,267)	1,133
Software development costs	13,840	(4,276)	9,564
Total	$36,740	$(16,910)	$19,830

As of January 1, 2023:
Developed technology	$3,700	$(1,542)	$2,158
Brand	15,800	(4,937)	10,863
Non-compete agreements	3,400	(1,417)	1,983
Software development costs	9,250	(62)	9,188
Total	$32,150	$(7,958)	$24,192

Aggregate amortization expense for intangible assets was $3.2 million and $9.0 million for the three and nine months ended October 1, 2023, and $1.6 million and $4.8 million for the three and nine months ended October 2, 2022, respectively. No impairment loss was recorded for intangible assets for the three and nine months ended October 1, 2023 and October 2, 2022.

As of October 1, 2023, the estimated future amortization expense related to intangible assets with finite useful lives for each of the next three fiscal years was as follows, through the end of the useful life of all intangible assets:

Expected Amortization Expense
Fiscal Year	(In thousands)
2023 (remaining three months)	$3,181
2024	10,871
2025	5,778
Total	$19,830

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

The following tables summarize our assets and liabilities measured at fair value on a recurring basis:

	October 1, 2023
(In thousands)	Carrying Value	Total Fair Value	Level 3	Level 2	Level 1
Assets
Cash and cash equivalents:
Money market funds	$30,000	$30,000	$—	$—	$30,000
Loan receivables held for sale, net	15,443	17,116	—	17,116	—
Other long-term assets:
Equity investments with FVO	29,594	29,594	29,594	—	—
Interest rate swaps	3,712	3,712	—	3,712	—
Total assets	$78,749	$80,422	$29,594	$20,828	$30,000
Liabilities
Accrued liabilities:
Interest rate swaps	$90	$90	$—	$90	$—
Total liabilities	$90	$90	$—	$90	$—

	January 1, 2023
(In thousands)	Carrying Value	Total Fair Value	Level 3	Level 2	Level 1
Assets
Cash and cash equivalents:
Money market funds	$297,474	$297,474	$—	$—	$297,474
Other long-term assets:
Equity investments with FVO	18,346	18,346	18,346	—	—
Equity investments with readily determinable fair value	132,480	132,480	—	—	132,480
Interest rate swaps	2,293	2,293	—	2,293	—
Total assets	$450,593	$450,593	$18,346	$2,293	$429,954

Money market funds

During fiscal 2022, we entered into investments in money market funds with Bank of America. As of October 1, 2023, we recorded an amount of $30.0 million within “cash and cash equivalents” in our consolidated balance sheets for our investments held in the money market funds. The money market funds are classified within Level 1 in the fair value hierarchy as we value the funds using observable inputs that reflect quoted prices for securities with identical characteristics.

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

The following table summarizes movements in equity investments for the nine months ended October 1, 2023. There were no internal movements between Level 1 or Level 2 fair value measurements to or from Level 3 fair value measurements for the nine months ended October 1, 2023.

(In thousands)	Beginning balance as of January 1, 2023	Equity Distribution	Additional Investment	Other adjustment[1]	Ending balance as of October 1, 2023
Equity investments with FVO	$18,346	$—	$9,071	$2,177	$29,594

1 During the third quarter of fiscal 2023, we recorded a fair value adjustment of $2.2 million as a result of our assessment of the fair value of our equity investments with FVO during the quarter. The fair value adjustment was recorded within “Equity in earnings (losses) of unconsolidated investees” in our condensed consolidated statements of operations.

Level 3 significant unobservable inputs sensitivity

The following table summarizes the significant unobservable inputs used in Level 3 valuation of our investments carried at fair value as of October 1, 2023. Included in the table are the inputs and range of possible inputs that have an effect on the overall valuation of the financial instruments.

2023
Assets:	Fair value	Valuation Technique	Unobservable Input	Range[1]	Weighted Average[1]
Other long-term assets:
Equity investments with FVO	$29,594	Discounted cash flows	Discount rate Residual value	14.0%-14.5% 6.4%-17.5%	14.2% 9.5%
Total assets	$29,594

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

Equity investments with readily determinable fair value

In connection with the divestment of our microinverter business to Enphase on August 9, 2018, we received 7.5 million shares of Enphase common stock (NASDAQ:ENPH). The common stock received was recorded as an equity investment with readily determinable fair value (Level 1), with changes in fair value recognized in net income in accordance with ASU 2016-01 Recognition and Measurement of Financial Assets and Liabilities.

On January 5, 2023, we sold our remaining 0.5 million shares of Enphase common stock in open market transactions for cash proceeds of $121.7 million, with a loss of $10.8 million, which was recorded within “other, net” in our condensed consolidated statements of operations for the nine months ended October 1, 2023. During the three and nine months ended October 2, 2022, we sold one and two million shares of Enphase common stock in open market transactions for net cash proceeds of $290.3 million and $440.1 million, respectively.

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

As of October 1, 2023, we recorded derivative assets of $3.7 million, within “other long-term assets” in our condensed consolidated balance sheets related to the interest rate swaps. These interest rate swap derivatives not designated as hedges had an aggregate notional value of $65.8 million as of October 1, 2023. In addition, we recognize changes in the fair value of the interest rate swaps immediately and recorded a gain of $1.2 million and $1.4 million within “interest expense” in our condensed consolidated statements of operations for the three and nine months ended October 1, 2023, respectively. During the three and nine months ended October 2, 2022, we recorded a gain of $2.8 million and $2.3 million, respectively, for changes in the fair value of the interest rate swaps.

Bank of America Interest Rate Swap

In the first quarter of fiscal 2023, we entered into interest rate swaps in our SunPower FinancialTM business with Bank of America, which converts the fixed rate loans entered into by SunPower Financial's customers to floating rates. The interest rate swaps were entered into to mitigate the interest rate volatility risks associated with the timing lag between when the customer enters into these fixed rate loans and when the loan is funded and sold to a third-party investor. The swaps terminate in May 2024.

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

As of October 1, 2023, we recorded derivative liabilities of $0.1 million, within “accrued liabilities” in our condensed consolidated balance sheets related to the interest rate swaps. These interest rate swap derivatives not designated as hedges had an aggregate notional value of $150.0 million as of October 1, 2023. We recognize changes in the fair value of the interest rate swaps immediately and record such changes within “total revenues” in our condensed consolidated statements of operations. We recorded a loss of $0.2 million and gain of $0.1 million for changes in fair value of the interest rate swaps during the three and nine months ended October 1, 2023, respectively. In addition, during the third quarter of fiscal 2023, we received $5.9 million to cash settle our existing interest rate swaps, and subsequently entered into a new interest rate swap with Bank of America. The gain on the swap settlement was recorded in “total revenues” in our condensed consolidated statements of operations.

Retail installment contract receivables, net

The aggregate carrying value of our long-term retail installment contracts as of October 1, 2023 was $101.9 million, included within “accounts receivable, net” and “other long-term assets” on our condensed consolidated balance sheets. We measure the retail installment contracts using the amortized cost method, where the significant financing component amount is deferred and recognized as revenue over the contract term. The fair value of these receivables as of October 1, 2023 was $74.7 million. The fair value was determined using a third-party investor determined formula that starts with initial investor pricing by product, adjusted to account for the fair value impact relating to any changes in market spreads based on Level 2 inputs for the relevant benchmark interest rate and credit spread, as reported by Bloomberg.

Note 9. RESTRUCTURING

Fiscal 2023 Restructuring Plans

In July 2023, we adopted a restructuring plan to align operating costs with current market conditions driven by slower sales partly due to higher interest rates. The plan was intended to improve near-term financial strength in order to remain competitive for future market conditions. As part of the restructuring plan, approximately 140 employees, representing approximately 5% of our labor costs, exited the business in the third quarter of fiscal 2023. We expect to incur restructuring charges totaling approximately $4.8 million, consisting primarily of severance benefits.

In September 2023, we adopted another restructuring plan with similar intentions to improve near-term financial strength in order to remain competitive for future market conditions. As part of the restructuring plan, approximately 55 employees exited the business in the third quarter of fiscal 2023. We expect to incur restructuring charges totaling approximately $1.0 million, consisting primarily of severance benefits.

As of October 1, 2023, we had incurred cumulative costs of approximately $5.9 million in restructuring charges, primarily relating to the payment of severance benefits. The July 2023 restructuring plan is substantially completed, with the only remaining activities on the plan relating to severance payments for certain employees retained through the end of the fiscal year. The September 2023 restructuring plan is expected to be completed by the fourth quarter of fiscal 2023. As a result of these restructuring activities, we expect to realize cost reductions over the next 12 months of approximately $20.6 million primarily in cost of revenues and selling, general, and administrative expenses.

The following table summarizes the restructuring charges for the July 2023 and September 2023 restructuring plans recognized in our condensed consolidated statements of operations:

	Nine Months Ended
(In thousands)	October 1, 2023	Cumulative To Date
July 2023 Restructuring Plan:
Severance and benefits	$4,667	$4,667
Other costs	159	159
Total July 2023 Restructuring Plan	4,826	4,826

September 2023 Restructuring Plan:
Severance and benefits	959	959
Other costs	88	88
Total September 2023 Restructuring Plan	1,047	1,047

Total restructuring charges (credits)	$5,873	$5,873

The following table summarizes the restructuring reserve activities during the nine months ended October 1, 2023:

	Nine Months Ended
(In thousands)	July 2, 2023	Charges (Benefits)	(Payments) Recoveries	October 1, 2023
July 2023 Restructuring Plan:
Severance and benefits	$—	$4,667	$(4,167)	$500
Other costs	—	159	—	159
Total July 2023 Restructuring Plan	—	4,826	(4,167)	659

September 2023 Restructuring Plan:
Severance and benefits	—	959	(32)	927
Other costs	—	88	—	88
Total September 2023 Restructuring Plan	—	1,047	(32)	1,015

Total restructuring reserve activities	$—	$5,873	$(4,199)	$1,674

Note 10. COMMITMENTS AND CONTINGENCIES

Facility and Equipment Leases

The tables below present the summarized quantitative information with regard to facility and equipment lease contracts we have entered into:

	Three Months Ended		Nine Months Ended
(In thousands)	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
		(As Restated)		(As Restated)
Operating lease expense	$3,676	$3,609	$10,958	$10,188
Finance lease expense:
Amortization expense	1,285	615	3,091	764
Interest expense on lease liabilities	354	111	817	142
Sublease income	(515)	(429)	(1,556)	(620)
Total	$4,800	$3,906	$13,310	$10,474

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$4,191	$4,565	$12,091	$13,404
Operating cash flows for finance leases	354	111	817	142
Financing cash flows for finance leases	1,285	615	3,091	764

Right-of-use assets and property, plant, and equipment obtained in exchange for leases:
Operating leases	$197	$12,479	$4,006	$12,988
Finance leases	5,939	3,338	14,603	7,526

	As of
	October 1, 2023	January 1, 2023
Weighted-average remaining lease term (in years):
Operating leases	3.6	3.7
Finance leases	3.5	3.4
Weighted-average discount rate:
Operating leases	7.8%	8.0%
Finance leases	7.0%	7.0%

The future minimum lease payments to be paid under non-cancellable leases in effect as of October 1, 2023, are as follows:

	Operating Leases	Finance Leases
As of October 1, 2023	(In thousands)
2023 (remaining three months)	$3,022	$1,806
2024	13,252	7,201
2025	9,489	7,116
2026	7,841	5,635
2027	4,932	2,207
Thereafter	2,090	307
Total lease payments	40,626	24,272
Less: imputed interest	(5,452)	(2,605)
Total	$35,174	$21,667

Purchase Commitments

Future purchase obligations under non-cancellable purchase orders and long-term supply agreements as of October 1, 2023 are as follows:

(In thousands)	Fiscal 2023 (remaining three months)	Fiscal 2024	Fiscal 2025	Fiscal 2026	Fiscal 2027	Thereafter	Total
Future purchase obligations	$45,833	$22,193	$5,988	$5,838	$5,844	$4,167	$89,863

The future purchase obligations presented above primarily consist of commitments to purchase photovoltaic modules pursuant to the supply agreements with Maxeon Solar entered into on February 14, 2022 and December 31, 2022, as well as commitments to purchase Module-Level Power Electronics (“MLPEs”) supplied by one vendor. On November 13, 2023, we terminated both Master Supply Agreements with Maxeon Solar, and entered into a new Master Supply Agreement.

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

Product Warranties

The following table summarizes accrued warranty activities for the three and nine months ended October 1, 2023 and October 2, 2022:

	Three Months Ended		Nine Months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
(In thousands)		(As Restated)		(As Restated)
Balance at the beginning of the period	$83,101	$75,813	$74,751	$80,592
Accruals for warranties issued during the period	6,821	6,163	27,838	10,490
Settlements and adjustments during the period	(8,859)	(6,103)	(21,526)	(15,209)
Balance at the end of the period	$81,063	$75,873	$81,063	$75,873

Pursuant to the Definitive Agreement entered into by us and TotalEnergies Renewables in connection with the sale of our C&I Solutions business, we agreed to indemnify TotalEnergies Renewables for certain projects that were sold as part of our business prior to the sale. During the three and nine months ended October 1, 2023, we recorded an additional $0.3 million and $9.0 million of warranty expenses related to our indemnifications of TotalEnergies Renewables, respectively, which is included within “net (loss) income from discontinued operations attributable to stockholders” on our condensed consolidated statements of operations. During the three and nine months ended October 2, 2022, we recorded an additional $2.3 million of warranty expenses related to the above noted indemnifications.

Liabilities Associated with Uncertain Tax Positions

Total liabilities associated with uncertain tax positions were $13.1 million and $12.3 million as of October 1, 2023 and January 1, 2023, respectively. These amounts are included within “other long-term liabilities” on our condensed consolidated balance sheets in their respective periods as they are not expected to be paid within the next 12 months. Due to the complexity and uncertainty associated with our tax positions, we cannot make a reasonably reliable estimate of the period in which cash settlement, if any, would be made for our liabilities associated with uncertain tax positions in other long-term liabilities.

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

In certain circumstances, we are contractually obligated to compensate customers and investors for losses they may suffer as a result of reductions in benefits received under ITCs and U.S. Treasury Cash Grant programs. The indemnity expires in conjunction with the statute of limitation and recapture periods in accordance with the underlying laws and regulations for such ITCs and related benefits. We apply for ITCs and Cash Grant incentives based on guidance provided by the Internal Revenue Service (“IRS”) and the U.S. Treasury, which include assumptions regarding the fair value of the qualified solar power systems, among others. Certain of our development agreements, sale-leaseback arrangements, and financing arrangements with tax equity investors incorporate assumptions regarding the future level of incentives to be received, which in some instances may be claimed directly by our customers and investors. Generally, such obligations would arise as a result of reductions to the value of the underlying solar power systems as assessed by the IRS. At each balance sheet date, we assess and recognize, when applicable, the potential exposure from these obligations based on all the information available at that time, including any audits undertaken by the IRS. The maximum potential future payments that we could have to make under this obligation would depend on the difference between the eligible basis claimed on the tax filing for the solar energy systems sold or transferred to indemnified parties and the values that the IRS may determine as the eligible basis for the systems for purposes of claiming ITCs or Cash Grants. We use the eligible basis for tax filing purposes determined with the assistance of independent third-party appraisals to determine the ITCs that are passed through to and claimed by the indemnified parties. We continue to retain certain indemnities, specifically, around ITCs, Cash Grants and California property taxes, even after the underlying portfolio of assets is sold to a third party. For contracts that have such indemnification provisions, we recognize a liability under ASC 460, Guarantees, for the estimated premium that would be required by a guarantor to issue the same guarantee in a standalone arm’s-length transaction with an unrelated party. We recognize such liabilities at the greater of the fair value of the indemnity or the contingent liability required to be recognized under ASC 450, Contingencies. We initially estimate the fair value of any such indemnities provided based on the cost of insurance policies that cover the underlying risks being indemnified and may purchase such policies to mitigate our exposure to potential indemnification payments. After an indemnification liability is recorded, we derecognize such amount typically upon expiration or settlement of the arrangement. As of October 1, 2023 and January 1, 2023, our provision was $8.2 million, primarily for tax-related indemnifications. In addition, as of October 1, 2023 and January 1, 2023, we retained an additional $4.9 million of tax-related indemnifications with TotalEnergies Renewables in connection with the sale of our C&I Solutions business, which is included within “accrued liabilities,” “contract liabilities,” and “other long-term liabilities” on our consolidated balance sheets.

SunPower is party to various supply agreements with Hemlock Semiconductor Operations, LLC (f/k/a Hemlock Semiconductor Corporation) and its affiliate, Hemlock Semiconductor, LLC, (collectively, the “Hemlock Agreements”), for the procurement of polysilicon. In connection with the Spin-off of Maxeon Solar, SunPower and Maxeon Solar entered into an agreement pursuant to which Maxeon Solar received the benefit of SunPower’s rights under the Hemlock Agreements (including SunPower’s deposits and advanced payments thereunder) and, in return, Maxeon Solar agreed to perform all of SunPower’s existing and future obligations under the Hemlock Agreements, including all take-or-pay obligations (the “Back-to-Back Agreement”). As of the first quarter of 2023, Maxeon Solar's commitment under the Hemlock Agreement was finalized. As of October 1, 2023, there are no further payment obligations remaining under the Hemlock Agreements or the Back-to-Back Agreement.

Pursuant to the Separation and Distribution Agreement entered into by us and Maxeon Solar, we agreed to indemnify Maxeon Solar for any liabilities arising out of certain existing litigation relating to businesses contributed to Maxeon Solar in connection with the Spin-off. We expect to be actively involved in managing this litigation together with Maxeon Solar. The indemnity qualifies for the criteria for accounting under the guidance in ASC 460, and we have recorded the liability of litigation of $2.8 million as of October 1, 2023.

In addition, as of October 1, 2023, we have retained a total of $27.6 million of warranty reserves related to our indemnification with TotalEnergies Renewables in connection with the sale of our C&I Solutions business, which are included within “accrued liabilities” and “other long-term liabilities” on our condensed consolidated balance sheets. On December 13, 2023, SunPower received an additional claim notice from Total seeking further indemnification in the amount of $12.8 million related to issues involving repairs and work performed at certain sites related to system components supplied by third parties. SunPower is in the process of evaluating these claims.

Legal Matters

Edelman v. TotalEnergies SE et al., No. 2023-0136 (Del. Ch.)

As previously disclosed, on February 6, 2023, Plaintiff Jeffrey Edelman filed a putative stockholder derivative complaint in the Delaware Court of Chancery, purportedly on behalf of SunPower, against Total SE, HoldCo, TotalEnergies Renewables, Francois Badoual, Bernadette Baudier, Peter Faricy, Vinayak Hegde, Catherine A. Lesjak, Thomas R. McDaniel, Nathalie Portes-Laville, Julien Pouget, Vincent Stoquart, Denis Toulouse, Franck Trochet, Thomas H. Werner, Laurent Wolffsheim, and Patrick Wood III, current or former directors and officers of the Company. On July 7, 2023, the stockholder filed an amended derivative complaint against TotalEnergies SE, TotalEnergies Gaz & Electricité Holdings SAS, TotalEnergies Solar INTL SAS and TotalEnergies Renewables USA, LLC, as well as the Company’s current and former directors and officers. The amended complaint likewise alleges breach of fiduciary duty and unjust enrichment related to the acquisition of the Company’s C&I Solutions business by TotalEnergies Renewables and seeks monetary damages from the defendants on behalf of the Company, together with costs and attorney’s fees. In September 2023, certain defendants answered the amended complaint, and others moved to dismiss the amended complaint. The Company cannot reasonably estimate any loss or range of loss that may arise from the litigation.

We are also party to various litigation matters and claims, including but not limited to intellectual property, environmental, and employment matters, that arise from time to time in the ordinary course of our business. While we believe that the ultimate outcome of such matters will not have a material adverse effect on us, their outcomes are not determinable and negative outcomes may adversely affect our financial position, liquidity, or results of operations.

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

	As of
	October 1, 2023	January 1, 2023
(In thousands)		(As Restated)
Equity investments with readily determinable fair value:
Enphase Energy, Inc.	$—	$132,480
Total equity investments with readily determinable fair value	—	132,480
Equity investments without readily determinable fair value:
OhmConnect investment	5,000	5,000
Equity method investments under the Dealer Accelerator Program	34,523	26,419
Other equity investments without readily determinable fair value	280	280
Total equity investments without readily determinable fair value	39,803	31,699
Equity investments with FVO:
SunStrong Capital Holdings, LLC	12,110	9,871
Dorado Development Partners, LLC	17,181	8,173
SunStrong Partners, LLC	303	302
Total equity investment with FVO	29,594	18,346
Total equity investments	$69,397	$182,525

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

All of these equity investments were accounted for as equity method investments without readily determinable fair value in accordance with the guidance in ASC 323, Investments - Equity Method and Joint Ventures, given the material intra-entity transactions that exist under our exclusive supplier agreements as a result of our investments. We recognize our earnings from our equity method investments in the fiscal quarter after the corresponding earnings are recognized by the investee, and recorded earnings from equity method investments of $0.8 million and $1.2 million during the three and nine months ended October 1, 2023, respectively, as compared to earnings from equity method investments of $0.2 million recorded during the three and nine months ended October 2, 2022. In addition, during the nine months ended October 1, 2023, we received a dividend from one of our investees in the amount of $0.7 million, as compared to the $0.3 million dividend received from one of our investees during the three months ended October 2, 2022.

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

Unconsolidated VIEs

In March 2022, we entered into a joint venture with Hannon Armstrong and SunStrong to form Dorado DevCo, a jointly-owned entity, to hold our residential lease solar power projects. Similar to our prior joint ventures for residential lease assets, SunPower and Hannon Armstrong will make total capital contributions of up to $17.2 million into Dorado DevCo for 50% effective equity interest, each. SunStrong, our existing joint venture with Hannon Armstrong, was appointed as a manager of the entity. We also entered into a development asset purchase agreement to provide development services for solar power systems sold into the fund.

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

In September 2023, the Dorado DevCo joint venture was modified to add another tax equity fund with Bank of America Merrill Lynch (“BAML”). This resulted in two new Limited Liability Company's (“LLCs”), Dorado 2 Residential Solar, LLC and Dorado 2 Class B Member, LLC. Additionally, existing warehouse and mezzanine loan facilities under the Dorado DevCo were amended, upsized, and extended to support the new tax equity fund. Other than the foregoing, the overall Dorado DevCo structure remains unchanged. SunStrong remains the manager of the Dorado DevCo joint venture and continues to have the power to make decisions over the activities of the Dorado DevCo and its subsidiaries.

During the three and nine months ended October 1, 2023, we made $0.1 million and $7.2 million of capital contributions in the Dorado DevCo equity method investee. These investments contributed to our equity investment balances in the Dorado DevCo joint venture and are classified in “other long-term assets” on our condensed consolidated balance sheets.

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

With respect to our interest in the special-purpose entity, we determined there is not sufficient equity at risk in the entity, thus, we determined the entity is a VIE as considered under the guidance in ASC 810. Based on the assessment of the required criteria for consolidation, we determined that SunStrong, as the manager of the special-purpose entity, has the power to make decisions over activities that significantly affect the entity and subsidiaries. Therefore, we concluded we are not the primary beneficiary of the entity, and we do not consolidate. During the three and nine months ended October 1, 2023, we made $1.3 million and $1.9 million of capital contributions in the equity method investee, respectively. The investment contributed to our equity investment balance in SunStrong and is classified in “other long-term assets” on our condensed consolidated balance sheets.

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

	Three Months Ended		Nine Months Ended
(In thousands)	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Summarized statements of operations information:
Revenues	$43,621	$37,444	$120,780	$109,604
Net (loss) income	1,557	2,307	(9,130)	(4,817)
Net (loss) income attributable to parents	5,177	7,201	5,154	15,983

	As of
(In thousands)	October 1, 2023	January 1, 2023
Summarized balance sheet information:
Current assets	$102,997	$88,561
Long-term assets	2,073,553	1,823,437
Current liabilities	74,489	94,414
Long-term liabilities	1,514,828	1,378,462

1 Note that amounts are reported one quarter in arrears as permitted by applicable guidance.

Related-Party Transactions with Investees

Related-party transactions and balances with SunStrong, SunStrong Partners, Dorado DevCo, and our dealer accelerator equity investees are as follows:

	As of
(In thousands)	October 1, 2023	January 1, 2023
Accounts receivable	$60,495	$33,864
Loan receivables held for sale, net	17,040	—
Prepaid expenses and other current assets	6,720	3,959
Other long-term assets	6,549	6,549
Accounts payable	742	165
Accrued liabilities	858	97
Contract liabilities	186,112	63,504

	Three Months Ended		Nine Months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
(In thousands)		(As Restated)		(As Restated)
Revenues and fees received from investees for products/services	$145,336	$77,770	$348,080	$170,631

Consolidated VIEs

For Solar Sail, LLC (“Solar Sail”) and Solar Sail Commercial Holdings, LLC (“Solar Sail Commercial”), joint ventures with Hannon Armstrong, our consolidated VIEs, total revenue was $0.7 million and $7.3 million for the three and nine months ended October 1, 2023, respectively. Total revenue was $5.4 million and $13.5 million for the three and nine months ended October 2, 2022, respectively. The assets of these consolidated VIEs are restricted for use only by the particular investee and are not available for our general operations. As of October 1, 2023, we had $23.1 million of assets from the consolidated VIEs.

Note 12. DEBT AND CREDIT SOURCES

The following table summarizes our outstanding debt on our condensed consolidated balance sheets:

	October 1, 2023				January 1, 2023
					(As Restated)
(In thousands)	Face Value	Short-term	Long-term	Total[1]	Face Value	Short-term	Long-term	Total[1]
Recourse Debt:
4.00% convertible debentures due 2023[2]	$—	$—	$—	$—	$424,991	$424,919	$—	$424,919
Revolver and Term Loan Facility[3]	246,250	242,319	—	242,319	—	—	—	—
Other debt	—	—	—	—	11,733	11,733	—	11,733
Total recourse debt	$246,250	$242,319	$—	$242,319	$436,724	$436,652	$—	$436,652
Non-Recourse Debt:
Credit Suisse Warehouse Loan[3]	$65,272	$63,991	$—	$63,991	$71,577	$70,443	$—	$70,443
Other debt	336	65	255	320	371	64	308	372
Total non-recourse debt	65,608	64,056	255	64,311	71,948	70,507	308	70,815
Total	$311,858	$306,375	$255	$306,630	$508,672	$507,159	$308	$507,467

1 Refers to the total carrying value of the outstanding debt arrangement.

2 On January 17, 2023, we repaid the remaining outstanding principal amount of $425.0 million of our 4.00% debentures due 2023.

3 Classified as a current liability as of October 1, 2023 due to breaches of certain contractual covenants.

As of October 1, 2023, the aggregate future contractual maturities of our outstanding debt, at face value, were as follows:

(In thousands) (as restated)	Fiscal 2023 (remaining three months)	Fiscal 2024	Fiscal 2025	Fiscal 2026	Fiscal 2027	Thereafter	Total
Aggregate future maturities of outstanding debt	$1,267	$310,341	$73	$76	$80	$21	$311,858

October 2021 Letter of Credit Facility with Bank of the West

In October 2021, we entered into a letter of credit facility with Bank of the West which provides for the issuance, upon our request, of letters of credit to support our obligations in an aggregate amount not to exceed $25.0 million. The letters of credit issued under the facility are 50% cash secured, and we have entered into a security agreement with Bank of the West granting them a security interest in a cash collateral account established for this purpose. In September 2023, we entered into an amendment of the letter of credit facility with Bank of the West to reduce the letters of credit commitments to an amount not to exceed $5.0 million. The letters of credit issued under the facility remain 50% cash secured.

As of October 1, 2023, letters of credit issued and outstanding under the Bank of the West facility totaled $5.0 million, which were collateralized with $2.5 million of restricted cash on the condensed consolidated balance sheets.

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

As of October 1, 2023, we had $65.3 million borrowings outstanding under the term loan facility, of which $0.6 million is being held in a Liquidity Reserve Account, in accordance with the loan and security purchase agreement, and is collateralized with restricted cash on the condensed consolidated balance sheets as of October 1, 2023. All borrowings outstanding under the term loan facility have a weighted average interest rate of between 6.3% to 6.8%.

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

The interest rate for borrowings under the Facilities is based on, at the Company's option, either (1) the highest of (a) the Federal Funds Rate plus 0.50%, (b) Bank of America's “prime rate,” or (c) Term SOFR plus 1%, plus, in each case, a margin; or (2) Term SOFR plus a margin. A commitment fee of between 0.25% and 0.35%, depending on our Total Net Leverage Ratio, is payable quarterly on the undrawn portion of the Revolver.

The Credit Agreement contains affirmative and negative covenants customarily applicable to senior secured credit facilities, including covenants restricting the ability of the Company and certain of our subsidiaries, subject to negotiated exceptions, to: incur additional indebtedness; create liens or guarantee obligations; enter into sale-leaseback transactions; merge, liquidate or dispose assets; make acquisitions or other investments; enter into hedging agreements; pay dividends and make other distributions and engage in transactions with affiliates. Under the Credit Agreement, the Company's Restricted Subsidiaries may not invest cash or property in, or loan to, our Unrestricted Subsidiaries amounts exceeding the limitations set forth in the Credit Agreement.

As of October 1, 2023, we had borrowings of $96.6 million and $149.6 million under the Term Loan Facility and Revolver, respectively. The interest rate for the borrowings is Term SOFR plus a margin. In addition, as of October 1, 2023, we had no issued but undrawn letters of credit outstanding under the Facilities. The letters of credit have a maximum aggregate amount that can be issued of $50.0 million, which is included within the total principal amount of the Revolver facility.

Note 13. RELATED-PARTY TRANSACTIONS

In connection with the Spin-off of Maxeon Solar, we entered into certain agreements with Maxeon Solar, including a transition services agreement, supply agreement, and collaboration agreement. On June 8, 2022, we entered into a First Amendment to the Cross License Agreement with Maxeon Solar to amend the Cross License Agreement that we entered into in connection with the Spin-off.

The below table summarizes our transactions with Maxeon Solar for the three and nine months ended October 1, 2023:

	Three Months Ended		Nine Months Ended
(In thousands)	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Purchases of photovoltaic modules (recorded in cost of revenues)	$24,124	$68,060	$173,014	$203,121
Research and development expenses reimbursement received	129	840	1,135	18,375
Sublease income (recorded in sales, general, and administrative expense)	468	176	1,404	176
(Expense) income from transition services agreement, net	(24)	(36)	(74)	(326)

We had the following balances related to transactions with Maxeon Solar as of October 1, 2023:

	As of
(In thousands)	October 1, 2023	January 1, 2023
Prepaid and other current assets	$419	$607
Accrued liabilities	7,959	11,239
Accounts payable	3,697	38,486
Other long-term liabilities	1,458	1,458

Refer to Note 3. Transactions with Total and TotalEnergies SE. for related-party transactions with Total and its affiliates and to Note 11. Equity Investments for related-party transactions with SunStrong, SunStrong Partners, Dorado DevCo, and our dealer accelerator equity investees.

Note 14. INCOME TAXES

In the three months ended October 1, 2023, our income tax benefit of $0.1 million on a loss from continuing operations before income taxes and equity in earnings of unconsolidated investees of $38.7 million, was primarily due to the benefit of operating losses that reduce our state tax on sale of equity investments, partially offset by the accrual for uncertain tax positions. Our income tax provision of $2.4 million in the three months ended October 2, 2022 on an income from continuing operations before income taxes of $141.4 million was primarily due to state taxes on realized gains from sale of equity investments, partially offset by a net tax benefit from prior year uncertain tax positions.

In the nine months ended October 1, 2023, our income tax provision of $1.6 million on a loss from continuing operations before income taxes and equity in earnings of unconsolidated investees of $113.2 million, was primarily due to discrete items including taxes on realized gains from sale of equity investments and accrual of interest and penalties on prior year uncertain tax positions. Our income tax benefit of $6.5 million in the nine months ended October 2, 2022 on an income from continuing operations before income taxes of $83.9 million was primarily due to the reversal of deferred taxes previously accrued for California as a result of the enactment of Senate Bill 113 which restored our ability to utilize net operating losses in 2022, partially offset by state tax expense on realized gains from sale of equity investments.

During the three and nine months ended October 1, 2023, in accordance with FASB guidance for interim reporting of income tax, our annual effective tax rate was computed based on year-to-date results. The income tax differs from the amounts computed by applying the statutory income tax rate to the loss from continuing operations before income tax primarily as a result of our valuation allowance and discrete items recorded during the quarter.

For the three and nine months ended October 1, 2023, our income tax benefit on the loss from discontinued operations before income taxes of $1.9 million and $12.1 million was $0.2 million and $0.4 million, respectively. In the three and nine months ended October 2, 2022, our income tax benefit of $0.4 million and $0.8 million on a loss from discontinued operations before income taxes of $2.4 million and $50.3 million, respectively, was primarily due to the state tax benefit of year-to-date operating losses of the C&I Solutions business.

Total liabilities associated with uncertain tax positions were $13.1 million and $12.3 million as of October 1, 2023 and January 1, 2023, respectively. The increase of $0.8 million was primarily due to the accrual of additional state liabilities, and interest and penalties on existing reserves.

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

Note 15. NET (LOSS) INCOME PER SHARE

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

The following table presents the calculation of basic and diluted net (loss) income per share attributable to stockholders:

	Three Months Ended		Nine Months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
(In thousands, except per share amounts)		(As Restated)		(As Restated)
Basic net (loss) income per share:
Numerator:
Net (loss) income attributable to stockholders - continuing operations[1]	$(35,648)	$137,651	$(111,491)	$88,629
Net (loss) income attributable to stockholders - discontinued operations	(1,716)	(2,037)	(11,717)	(49,205)
Net (loss) income attributable to stockholders	$(37,364)	$135,614	$(123,208)	$39,424
Denominator:
Basic weighted-average common shares	175,241	174,118	174,937	173,815

Basic net (loss) income per share - continuing operations	$(0.20)	$0.79	$(0.64)	$0.51
Basic net (loss) income per share - discontinued operations	(0.01)	(0.01)	(0.07)	(0.28)
Basic net (loss) income per share	$(0.21)	$0.78	$(0.71)	$0.23

Diluted net (loss) income per share:
Numerator:
Net (loss) income available to stockholders - continuing operations	$(35,648)	$137,651	$(111,491)	$88,629
Add: Interest expense on 4.00% debentures due 2023, net of tax	—	3,026	—	9,078
Net (loss) income available to common stockholders - continuing operations	(35,648)	140,677	(111,491)	97,707
Net (loss) income available to common stockholders - discontinued operations	$(1,716)	$(2,037)	$(11,717)	$(49,205)
Denominator:
Basic weighted-average common shares	175,241	174,118	174,937	173,815
Effect of dilutive securities:
Restricted stock units	—	1,311	—	706
4.00% debentures due 2023	—	17,068	—	17,068
Dilutive weighted-average common shares:	175,241	192,497	174,937	191,589

Dilutive net (loss) income per share - continuing operations	$(0.20)	$0.73	$(0.64)	$0.51
Dilutive net (loss) income per share - discontinued operations	(0.01)	(0.01)	(0.07)	(0.26)
Dilutive net (loss) income per share	$(0.21)	$0.72	$(0.71)	$0.25

1 There was no add back of interest expense for the convertible debentures or effect of dilutive securities for the nine months ended October 1, 2023. The convertible debentures were repaid during the first quarter of fiscal 2023.

The following is a summary of outstanding anti-dilutive potential common stock that was excluded from diluted net (loss) income per share attributable to stockholders in the following periods:

	Three Months Ended		Nine Months Ended
(In thousands)	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Restricted stock units	4,722	1,119	4,503	3,422
4.00% debentures due 2023	—	—	1,000	—

Note 16. STOCK-BASED COMPENSATION

The following table summarizes the consolidated stock-based compensation expense by line item in our condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
(In thousands)	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Cost of revenues	$887	$1,144	$4,040	$3,494
Research and development	446	454	1,671	1,293
Sales, general, and administrative	4,270	4,959	15,428	14,222
Total stock-based compensation expense	$5,603	$6,557	$21,139	$19,009

Note 17. SUBSEQUENT EVENTS

Restructuring Plan

On October 30, 2023, we adopted a restructuring plan to align operating costs with current market conditions characterized by higher interest rates and slower consumer demand. The plan is intended to preserve near-term financial strength in order to remain competitive during current and future market conditions. As part of the restructuring plan, we expect approximately 83 employees representing severance costs of approximately $2.6 million to exit. We also expect to impair approximately $4.3 million, primarily in capitalized internal-use software and equipment related to development of new products due to management’s determination to cancel these projects. The actual timing and costs of the plan may differ from our current plan. The plan is expected to be substantially complete by January 31, 2024.

Legal Matters

Jaszczyszyn v. SunPower Corporation, et al., No. 3:22-cv-00956-AMO (N.D. Cal.)

As previously disclosed, on February 16, 2022, a purported securities class action lawsuit was filed against the Company, its Chief Executive Officer (Peter Faricy), and its former Chief Financial Officer (Manavendra Sial) (the “Defendants”) in the United States District Court for the Northern District of California by putative shareholder Piotr Jaszczyszyn purportedly on behalf of a class consisting of those who acquired the Company's securities from August 3, 2021 to January 20, 2022. Defendants filed a motion to dismiss the amended complaint on February 24, 2023. After briefing on the motion was completed, the Court heard oral argument on the motion on October 26, 2023, and the motion was submitted for decision. The Company intends to vigorously defend the purported securities class action lawsuit and cannot reasonably estimate any loss or range of loss that may arise from the litigation. Accordingly, the Company can provide no assurance as to the scope and outcome of this matter and no assurance as to whether it will have a material adverse effect on the Company’s financial position, liquidity, or results of operations.

Craven v. SunPower Corporation, et al., No. 3:23-cv-05544-RFL (N.D. Cal.); Simpson v. SunPower Corporation, et al., No. 3:23-cv-06302-RFL (N.D. Cal.)

On October 27, 2023, a purported securities class action lawsuit was filed in the United States District Court for the Northern District of California by putative shareholder Jacob Craven purportedly on behalf of a class consisting of those who acquired the Company's securities from March 9, 2023 to October 24, 2023 (the “Craven Complaint”). On December 6, 2023, another purported securities class action lawsuit was filed in the United States District Court for the Northern District of California by putative shareholder Matthew Simpson purportedly on behalf of the same alleged class (the “Simpson Complaint”).

The Craven Complaint and the Simpson Complaint name the Company, its Chief Executive Officer (Peter Faricy), its Chief Financial Officer (Elizabeth Eby), and its former Interim Chief Financial Officer (Guthrie Dundas) as defendants. The Craven Complaint and the Simpson Complaint allege violations of Sections 10(b) and 20(a) of the Exchange Act and allege that the defendants misled investors by failing to disclose that: (1) due to a material weakness in its internal control over financial reporting, the Company had inaccurately reported cost of revenue and inventory metrics; (2) as a result of the foregoing, the Company was reasonably likely to incur significant charges to restate prior reporting; and (3) as a result of the foregoing, defendants’ statements about the Company’s business, operations, and prospects allegedly were materially misleading and/or lacked a reasonable basis. The Craven Complaint and the Simpson Complaint seek monetary damages for alleged securities law violations, together with costs and attorney’s fees.

The Company intends to vigorously defend the purported securities class action lawsuits and cannot reasonably estimate any loss or range of loss that may arise from the litigations. Accordingly, the Company can provide no assurance as to the scope and outcome of these matters and no assurance as to whether they will have a material adverse effect on the Company’s financial position, liquidity, or results of operations.

Amendment and Waiver

On December 8, 2023, the Company obtained the Amendment and Waiver amending the Amended Credit Agreement by and among the Company, certain of its subsidiaries as guarantors, the Existing Lenders, and Bank of America, as administrative agent which provides for, among other things, a temporary waiver until January 19, 2024 of the breaches, and modification to the remaining available commitments through (i) the Existing Lenders to provide access to $25 million of existing revolving commitments and (ii) commitments by HoldCo, as a new lender, to provide $25 million of new revolving credit. Although we entered into the Amendment and Waiver to temporarily address the Existing Defaults, we are projecting to be noncompliant with certain debt covenants, which would cause further defaults or an event of default under our existing debt arrangements.

Dorado Credit Agreement

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

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K/A for the fiscal year ended January 1, 2023 filed with the Securities and Exchange Commission (“SEC”) on December 18, 2023 pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that do not represent historical facts and may be based on underlying assumptions. We use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “potential,” “seek,” “should,” “will,” “would,” and similar expressions to identify forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, our ability to continue as a going concern, our ability to raise additional capital or obtain financing, our ability to obtain additional waivers or amendments under our debt agreements, comply with debt covenants or cure any defaults, our ability to repay our obligations as they come due, our plan and ability to remediate the material weaknesses in our internal control over financial reporting; expectations related to any restated items disclosed herein; our plans and expectations regarding future financial results, expected operating results, business strategies, the sufficiency of our cash and our liquidity and ability to raise capital, projected costs and cost reduction measures, restructuring plans and activities, development and ramp of new products and improvements to our existing products, the impact of recently adopted accounting pronouncements, supply chain challenges, the adequacy of our agreements with our suppliers, the impact of inflation and changes in raw materials and component prices and availability, our ability to monetize our solar projects, legislative actions and regulatory compliance, competitive positions, management’s plans and objectives for future operations, trends in average selling prices, the success of our joint ventures and acquisitions, warranty matters, outcomes of litigation, cost of compliance with applicable regulations, interest and credit risk, general business and economic conditions in our markets, industry trends, the impact of changes in government incentives, expected restructuring charges, the impact on our business of health crises and epidemics and related public health measures, macroeconomic trends and uncertainties, and the likelihood of any impairment of project assets, long-lived assets, and investments, our ability to obtain necessary environmental permits, our environmental compliance initiatives, our commitment to energy sustainability, our diversity, equity, and inclusion initiative and related programs, our commitments to making renewable energy more accessible for historically underserved communities, increasing workforce diversity, expanding access for customers, ensuring industry equity and dealer and supplier diversity, our environmental, social, and governance initiatives and report, setting and upholding high standards for our employees, officers and directors, and sound corporate governance, and our human capital management strategies and initiatives. These forward-looking statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q and current expectations, forecasts, and assumptions and involve a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by these forward-looking statements. Such risks and uncertainties include a variety of factors, some of which are beyond our control. Factors that could cause or contribute to such differences include, but are not limited to, those identified above, those discussed in the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K/A for the fiscal year ended January 1, 2023 filed on December 18, 2023, and our other filings with the SEC. These forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we are under no obligation to, and expressly disclaim any responsibility to, update or alter our forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

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

Restatement of Previously Issued Condensed Consolidated Financial Statements

In this Quarterly Report on Form 10-Q, we have restated our previously issued condensed consolidated financial statements as of January 1, 2023 and for the three and nine months ended October 2, 2022. Refer to “Item 1. Financial Statements (unaudited)—Notes to Condensed Consolidated Financial Statements—Note 2. Restatement of Previously Issued Condensed Consolidated Financial Statements” for background on the restatement, the fiscal periods impacted, control considerations, and other information. As a result, we have also restated certain previously reported financial information as of January 1, 2023 and for the three and nine months ended October 2, 2022 in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including but not limited to information within the “Results of Operations” and “Liquidity and Capital Resources” sections to conform the discussion with the appropriate restated amounts. See “Item 1. Financial Statements (unaudited)—Notes to Condensed Consolidated Financial Statements—Note 2. Restatement of Previously Issued Condensed Consolidated Financial Statements,” for additional information related to the restatement.

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

In August 2023, ADT Solar, a division of ADT Inc., entered into an agreement in principle with SunPower Financial™ to become a provider of lease and power purchase agreements (“PPA”) for ADT Solar customers. Through this arrangement, ADT Solar is offering customers a lease option for the first time, making solar accessible to more Americans. SunPower Financial is acting as the lessor for ADT Solar customers that choose to finance with a lease or PPA.

Results of Operations

Results of operations in dollars and as a percentage of total revenues were as follows:

	Three Months Ended
	October 1, 2023		October 2, 2022
			(As Restated)
	in thousands	% of Revenues	in thousands	% of Revenues
Total revenues	$430,690	100	$476,393	100
Total cost of revenues	358,181	83	359,728	76
Gross profit	72,509	17	116,665	24
Research and development	5,406	1	6,846	1
Sales, general, and administrative	93,345	22	101,185	21
Restructuring charges (credits)	5,873	1	111	—
Expense (income) from transition services agreement, net	170	—	(1,059)	—
Operating (loss) income	(32,285)	(7)	9,582	2
Other (expense) income, net	(6,461)	(2)	131,800	28
(Loss) income from continuing operations before income taxes and equity in earnings (losses) of unconsolidated investees	(38,746)	(9)	141,382	30
Benefits from (provision for) income taxes	137	—	(2,442)	(1)
Equity in earnings (losses) of unconsolidated investees	2,990	1	1,936	—
Net (loss) income from continuing operations	(35,619)	(8)	140,876	30
Net (income) loss from continuing operations attributable to noncontrolling interests	(29)	—	(3,225)	(1)
Net (loss) income from continuing operations attributable to stockholders	$(35,648)	(8)	$137,651	29

	Nine Months Ended
	October 1, 2023		October 2, 2022
			(As Restated)
	in thousands	% of Revenues	in thousands	% of Revenues
Total revenues	$1,328,317	100	$1,243,975	100
Total cost of revenues	1,100,841	83	954,738	77
Gross profit	227,476	17	289,237	23
Research and development	19,161	1	19,199	2
Sales, general, and administrative	288,161	22	294,412	24
Restructuring charges (credits)	5,873	—	244	—
Expense (income) from transition services agreement, net	30	—	(1,287)	—
Operating (loss) income	(85,749)	(6)	(23,331)	(2)
Other (expense) income, net	(27,459)	(2)	107,215	9
(Loss) income from continuing operations before income taxes and equity in earnings (losses) of unconsolidated investees	(113,208)	(9)	83,884	7
(Provision for) benefits from income taxes	(1,569)	—	6,480	1
Equity in earnings (losses) of unconsolidated investees	3,410	—	1,936	—
Net (loss) income from continuing operations	(111,367)	(8)	92,300	7
Net (income) loss from continuing operations attributable to noncontrolling interests	(124)	—	(3,671)	—
Net (loss) income from continuing operations attributable to stockholders	$(111,491)	(8)	$88,629	7

Total Revenues

	Three Months Ended			Nine Months Ended
	October 1, 2023	October 2, 2022	% Change	October 1, 2023	October 2, 2022	% Change
(In thousands, except percentages)		(As Restated)			(As Restated)
Total revenues	$430,690	$476,393	(10)%	$1,328,317	$1,243,975	7%
Our total revenues during the three months ended October 1, 2023 decreased by 10% or $45.7 million, as compared to the three months ended October 2, 2022, of which $54.2 million was related to decreased volume, primarily in our installing dealer, New Homes, and Blue Raven channels, as a result of decreased demand for solar energy systems due to the net energy metering program (“NEM 3.0”) that went live in California in April 2023, an overall softening in the industry due to reduced economic outlook in key markets, and rising interest rates. In addition, we saw a reduction in revenue of $4.9 million from the continued wind-down of our Light Commercial business during fiscal 2023. This decrease in revenue was partially offset by an increase of $12.6 million due to increases in the average selling price of systems primarily in our installing, non-installing dealer, and SunPower Direct channels.

Our total revenues during the nine months ended October 1, 2023 increased by 7% or $84.3 million, as compared to the nine months ended October 2, 2022. We experienced an increase in demand for solar energy systems during the first half of fiscal 2023 as a result of the transition to NEM 3.0 in California in April 2023 and the expanding capacity of our SunPower Residential Installer (“SPRI”) team, which began to trail off during the third quarter of fiscal 2023 as a result of the overall softening in the industry due to reduced economic outlook in key markets and rising interest rates. As a result, we saw an increase in volume of $72.1 million, and an increase of $54.7 million in the average selling price of our systems, primarily in our SunPower Direct and dealer channels. This was partially offset by a reduction in revenue of $43.2 million from the continued wind-down of our Light Commercial business during fiscal 2023.

One customer accounted for approximately 28% and 20% of total revenues for the three and nine months ended October 1, 2023, respectively, primarily within solar power systems sales revenue category. We did not have any customers that accounted for greater than 10% of total revenues for the three and nine months ended October 2, 2022.

Total Cost of Revenues and Gross Margin

	Three Months Ended			Nine Months Ended
	October 1, 2023	October 2, 2022	% Change	October 1, 2023	October 2, 2022	% Change
(In thousands, except percentages)		(As Restated)			(As Restated)
Cost of Revenues
Total cost of revenues	$358,181	$359,728	—%	$1,100,841	$954,738	15%

Gross Margin
Total gross margin	17%	24%	(7)%	17%	23%	(6)%

Our total cost of revenues decreased by 0% during the three months ended October 1, 2023, as compared to the three months ended October 2, 2022, primarily as a result of the reduction in revenue volume from the decreased demand for solar energy products during the third quarter of fiscal 2023 as a result of an overall softening in the industry due to reduced economic outlook in key markets and rising interest rates. This contributed to a decrease in cost of revenues volume of $36.9 million, primarily in our installing dealer, New Homes, and Blue Raven channels, similarly to the decrease in revenue volume. This was partially offset by a continuation of the rising costs of material and labor into the third quarter of fiscal 2023, which contributed to an increase in costs of $32.1 million, as well as the settlement of claims with Maxeon of $2.4 million as a result of the termination of our master supply agreement during the third quarter of fiscal 2023.

Our total cost of revenues increased by 15% during the nine months ended October 1, 2023, as compared to the nine months ended October 2, 2022, primarily as a result of the revenue volume growth from the increased demand for solar energy products during the first half of fiscal 2023, which began to trail off during the third quarter of fiscal 2023 as a result of the softening in the industry. This revenue volume growth caused an increase in total cost of revenues of $64.1 million in the nine months ended October 1, 2023, as compared to the nine months ended October 2, 2022. In addition, the rising costs of material and labor continued and contributed to an increase of $114.0 million, partly due to the absorption of cost over lower than expected volumes. This was partially offset by a decrease in cost of revenues related to the continued wind-down of our Light Commercial business of $31.6 million during fiscal 2023.

Our gross margin decreased by 7 and 6 percentage points during the three and nine months ended October 1, 2023, respectively, as compared to the three and nine months ended October 2, 2022, respectively, primarily due to cost increases of $32.1 million and $114.0 million which were not commensurate with the corresponding increases in the average selling price of our systems of $12.6 million and $54.7 million, for the three and nine months ended October 1, 2023 as compared to the three and nine months ended October 2, 2022, respectively. In addition, the three months ended October 1, 2023 had a larger decrease in margin as a result of the decreased demand for solar energy systems caused by NEM 3.0 in California in April 2023, an overall softening in the industry due to reduced economic outlook in key markets, and rising interest rates, as compared to the increased demand for systems in the first half of 2023 and thus the nine months ended October 1, 2023. This caused the gross margin in the three months ended October 1, 2023 to decrease by $17.3 million as compared to the three months ended October 2, 2022, and increase by $8.0 million during the nine months ended October 1, 2023 as compared to the nine months ended October 2, 2022.

Research and Development (“R&D”)

	Three Months Ended			Nine Months Ended
	October 1, 2023	October 2, 2022	% Change	October 1, 2023	October 2, 2022	% Change
(In thousands, except percentages)		(As Restated)			(As Restated)
R&D	$5,406	$6,846	(21)%	$19,161	$19,199	—%
As a percentage of revenues	1%	1%		1%	2%

R&D expense decreased by $1.4 million during the three months ended October 1, 2023, as compared to the three months ended October 2, 2022, primarily due to the creation of various cost cutting measures to reduce expenses, including a decrease in consulting and contractor support costs of $0.8 million and a reduction in headcount contributing to decreased labor and personnel-related costs of $0.6 million.

R&D expense remained fairly constant during the nine months ended October 1, 2023, as compared to the nine months ended October 2, 2022.

Sales, General, and Administrative (“SG&A”)

	Three Months Ended			Nine Months Ended
	October 1, 2023	October 2, 2022	% Change	October 1, 2023	October 2, 2022	% Change
(In thousands, except percentages)		(As Restated)			(As Restated)
SG&A	$93,345	$101,185	(8)%	$288,161	$294,412	(2)%
As a percentage of revenues	22%	21%		22%	24%

SG&A expenses decreased by $7.8 million during the three months ended October 1, 2023, as compared to the three months ended October 2, 2022, primarily due to the creation of various cost cutting measures to reduce expenses, including a decrease in legal expenses of $0.6 million, a reduction in transaction-related costs of $3.3 million, and a reduction in headcount contributing to decreased labor and personnel-related costs of $2.7 million.

SG&A expenses decreased by $6.3 million during the nine months ended October 1, 2023, as compared to the nine months ended October 2, 2022, primarily due to various cost cutting measures to reduce expenses during fiscal 2023, including a reduction in headcount and the resulting decrease in labor and personnel-related costs of $4.2 million.

Restructuring charges (credits)

	Three Months Ended			Nine Months Ended
(In thousands, except percentages)	October 1, 2023	October 2, 2022	% Change	October 1, 2023	October 2, 2022	% Change
Restructuring charges (credits)	$5,873	$111	(5191)%	$5,873	$244	2307%
As a percentage of revenues	1%	—%		—%	—%

Restructuring charges (credits) increased by $5.8 million and $5.6 million during the three and nine months ended October 1, 2023, respectively, as compared to the three and nine months ended October 2, 2022, primarily due to additional severance payments incurred in fiscal 2023 related to the adoption of the new July 2023 and September 2023 restructuring plans in the third quarter of fiscal 2023. As a result of these restructuring activities, we expect to realize cost reductions over the next 12 months of approximately $20.6 million primarily in cost of revenues and selling, general, and administrative expenses.

Expense (income) from transition services agreement, net

	Three Months Ended			Nine Months Ended
(In thousands, except percentages)	October 1, 2023	October 2, 2022	% Change	October 1, 2023	October 2, 2022	% Change
Expense (income) from transition services agreement, net	$170	$(1,059)	(116)%	$30	$(1,287)	(102)%
As a percentage of revenues	—%	—%		—%	—%

Income from transition services agreement, net was lower by $1.2 million and $1.3 million during the three and nine months ended October 1, 2023, as compared to the three and nine months ended October 2, 2022, respectively, as we began to provide transition services to Total in connection with the sale of the C&I Solutions business during the second quarter of fiscal 2022. We received an income for transition services during the three and nine months October 2, 2022, as compared to an expense during fiscal 2023.

Other (Expense) Income, Net

	Three Months Ended			Nine Months Ended
	October 1, 2023	October 2, 2022	% Change	October 1, 2023	October 2, 2022	% Change
(In thousands, except percentages)		(As Restated)			(As Restated)
Interest income	$1,096	$144	661%	$2,256	$278	712%
Interest expense	(7,660)	(3,712)	106%	(19,124)	(15,223)	26%
Other (expense) income:
Other, net	103	135,368	100%	(10,591)	122,160	109%
Other (expense) income, net	$(6,461)	$131,800	105%	$(27,459)	$107,215	126%
As a percentage of revenues	(2)%	28%		(2)%	9%

Interest income increased by $1.0 million and $2.0 million during the three and nine months ended October 1, 2023, as compared to the three and nine months ended October 2, 2022, primarily due to interest earned from our money market fund investments.

Interest expense increased by $3.9 million during the three months ended October 1, 2023, as compared to the three months ended October 2, 2022, primarily due to higher interest expense and a lower unrealized gain on our Credit Suisse interest rate swap in the third quarter of fiscal 2023 as compared to the third quarter of fiscal 2022. In particular, we incurred $6.9 million of interest expense on our term loan, revolver, and Credit Suisse warehouse debt facilities in the third quarter of fiscal 2023, partially offset by $1.2 million of unrealized gain on our Credit Suisse interest rate swap, as compared to $5.7 million interest expense incurred during the third quarter of fiscal 2022 on our 2023 convertible debentures and Credit Suisse warehouse debt loans, partially offset by $2.3 million of unrealized gain on our interest rate swap. Our 2023 convertible debentures were paid in the first quarter of fiscal 2023.

Interest expense increased by $3.9 million during the nine months ended October 1, 2023, as compared to the nine months ended October 2, 2022. This was primarily due to $16.8 million interest incurred and amortization of debt issuance costs related to our revolver, term loan, and Credit Suisse warehouse debt facilities, as well as $0.7 million interest incurred related to the repayment of our convertible debentures during the first quarter of fiscal 2023, partially offset by $1.4 million of unrealized gain on our Credit Suisse interest rate swap during the nine months ended October 1, 2023. In comparison, during the nine months ended October 2, 2022, we incurred $15.7 million of interest expense related to our 2023 convertible debentures, our Safe Harbor facility, and Credit Suisse warehouse debt loan, partially offset by $2.3 million of unrealized gain on our interest rate swap.

Other income, net decreased by $135.3 million and $132.8 million during the three and nine months ended October 1, 2023, as compared to the three and nine months ended October 2, 2022. This was due to a gain of $135.4 million and $121.5 million on our equity investment with readily determinable fair value in the three and nine months ended October 2, 2022, respectively, compared to a loss of $10.8 million in the nine months ended October 1, 2023.

Income Taxes

	Three Months Ended			Nine Months Ended
	October 1, 2023	October 2, 2022	% Change	October 1, 2023	October 2, 2022	% Change
(In thousands, except percentages)		(As Restated)			(As Restated)
Benefits from (provision for) income taxes	$137	$(2,442)	(106)%	$(1,569)	$6,480	(124)%
As a percentage of revenues	—%	(1)%		—%	1%

In the three months ended October 1, 2023, our income tax benefit of $0.1 million on a loss from continuing operations before income taxes and equity in earnings of unconsolidated investees of $38.7 million, was primarily due to the benefit of operating losses that reduce our state tax on sale of equity investments, partially offset by the accrual for uncertain tax positions. Our income tax provision of $2.4 million in the three months ended October 2, 2022 on an income from continuing operations before income taxes of $141.4 million was primarily due to state taxes on realized gains from sale of equity investments, partially offset by a net tax benefit from prior year uncertain tax positions.

In the nine months ended October 1, 2023, our income tax provision of $1.6 million on a loss from continuing operations before income taxes and equity in earnings of unconsolidated investees of $113.2 million, was primarily due to discrete items including taxes on realized gains from sale of equity investments and accrual of interest and penalties on prior year uncertain tax positions. Our income tax benefit of $6.5 million in the nine months ended October 2, 2022 on an income from continuing operations before income taxes of $83.9 million was primarily due to the reversal of deferred taxes previously accrued for California as a result of the enactment of Senate Bill 113 which restored our ability to utilize net operating losses in 2022, partially offset by state tax expense on realized gains from sale of equity investments.

As of the end of the third quarter of fiscal 2023, as part of our continuing operations, an insignificant amount of the accumulated foreign earnings was located outside of the United States and may be subject to foreign income tax or withholding tax liability upon repatriations. However, the accumulated foreign earnings are intended to be indefinitely reinvested in our foreign subsidiaries; therefore, no provision for such foreign taxes has been made. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

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

Equity in earnings (losses) of unconsolidated investees

	Three Months Ended			Nine Months Ended
	October 1, 2023	October 2, 2022	% Change	October 1, 2023	October 2, 2022	% Change
(In thousands, except percentages)		(As Restated)			(As Restated)
Equity in earnings (losses) of unconsolidated investees	$2,990	$1,936	54%	$3,410	$1,936	76%
As a percentage of revenues	1%	—%		—%	—%

Equity in earnings (losses) of unconsolidated investees increased by $1.1 million and $1.5 million for the three and nine months ended October 1, 2023, primarily due to earnings recorded from our equity method investees which began during the third quarter of fiscal 2022. Equity in earnings increased by $0.6 million and $1.0 million during the three and nine months ended October 1, 2023 as compared to the nine months ended October 2, 2022. In addition, as a result of our annual assessment of the fair value of our equity investments with fair value option (“FVO”), we recorded an additional $0.4 million fair value adjustment in the three months ended October 1, 2023, as compared to the three months ended October 2, 2022.

Net (Income) Loss Attributable to Noncontrolling Interests

	Three Months Ended			Nine Months Ended
(In thousands, except percentages)	October 1, 2023	October 2, 2022	% Change	October 1, 2023	October 2, 2022	% Change
Net (income) loss attributable to noncontrolling interests	$(29)	$(3,225)	(99)%	$(124)	$(3,671)	97%

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

The net income attributable to noncontrolling interests decreased by $3.2 million and $3.5 million for the three and nine months ended October 1, 2023, as compared to the three and nine months ended October 2, 2022, primarily due to lower sales volume of safe harbor panels by Solar Sail, and higher allocation of net loss, including tax credits and accelerated tax depreciation benefits using HLBV method to noncontrolling interests in Solar Sail and Solar Sail Commercial.

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

There were no significant changes in our critical accounting estimates during the fiscal quarter ended October 1, 2023 compared to those previously disclosed in “Critical Accounting Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K/A for the fiscal year ended January 1, 2023.

Liquidity and Capital Resources

Liquidity

A summary of the sources and uses of cash, cash equivalents, restricted cash, and restricted cash equivalents is as follows:

	Nine Months Ended
	October 1, 2023	October 2, 2022
(In thousands)		(As Restated)
Net cash (used in) provided by operating activities	$(111,673)	$(169,489)
Net cash provided by (used in) investing activities	30,229	508,703
Net cash (used in) provided by financing activities	(209,103)	(53,398)

Operating Activities

The $57.8 million decrease in cash used in operations in the nine months ended October 1, 2023 compared to the corresponding nine months ended October 2, 2022, was primarily due to changes in operating assets and liabilities. Cash used in operations decreased year over year due to lower prepaid expenses and other current assets, partially offset by net payment for accounts payable and other accrued liabilities.

Investing Activities

The $478.5 million decrease in net cash provided by investing activities in the nine months ended October 1, 2023 compared to the corresponding nine months ended October 2, 2022 primarily resulted from cash proceeds received from the sale of our C&I Solutions business during fiscal 2022, as well as lower proceeds from the sale of our equity investments in Enphase in fiscal 2023 as compared to fiscal 2022.

Financing Activities

The $155.7 million increase in net cash used in financing activities in the nine months ended October 1, 2023 compared to the corresponding nine months ended October 2, 2022 primarily resulted from repayment of our convertible debt and bank loans and other debt in fiscal 2023, partially offset by higher net proceeds from bank loans and other debt than in the nine months ended October 2, 2022.

Capital Resources

As of October 1, 2023, we had unrestricted cash and cash equivalents of $103.7 million as compared to $377.0 million as of January 1, 2023. These cash balances were held primarily in the United States; however, we had approximately $0.6 million held outside of the United States. This offshore cash is used to fund our business operations in Mexico, Canada, and the Asia Pacific region, which require local payment for payroll, materials, and other expenses. We use our available cash on-hand and short-term equity investment as well as various types of recourse and non-recourse debt as a primary source of funding for our operations, capital expenditure and mergers and acquisitions.

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

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to continue as a going concern and contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, for the three and nine months ended October 1, 2023, the Company had recurring operating losses and, as of October 1, 2023, we breached a financial covenant and a reporting covenant of the Credit Agreement (see “Item 1. Financial Statements—Note 12. Debt and Credit Sources”). The breaches created events of default thereunder (the “Existing Defaults”), which enables the requisite lenders under the Credit Agreement to demand immediate payment or exercise other remedies. As a result of the events of default, we no longer had the ability to borrow from the remaining capacity of $53.7 million of revolving commitments. On December 8, 2023, the Company obtained the Amendment and Waiver amending the Amended Credit Agreement by and among the Company, certain of its subsidiaries as guarantors, the Existing Lenders, and Bank of America, as administrative agent which provides for, among other things, a temporary waiver until January 19, 2024 of the breaches, and modification to the remaining available commitments through (i) the Existing Lenders to provide access to $25 million of existing revolving commitments and (ii) commitments by HoldCo, as a new lender, to provide and additional $25 million of capacity. Subsequent to the amendment, we borrowed the entire $50 million against the remaining capacity on the revolving credit facility. Although we entered into the Amendment and Waiver to temporarily address the Existing Defaults, we are also projecting to be noncompliant with certain debt covenants, which would cause further defaults under our existing debt arrangements. Following the expiration of the Amendment and Waiver, absent additional waivers, the events of default enable the requisite lenders under the Credit Agreement to demand immediate payment or exercise other remedies, such as subject all or a portion of obligations to a default rate of interest. Further, the Company also breached a financial covenant set forth under the Atlas Credit Agreement (see “Item 1. Financial Statements—Note 12. Debt and Credit Sources”) due to delay in delivery of the quarterly financials for the third quarter of 2023 (the “Quarterly Financials Default”), which results in an event of default, thereby enabling the requisite lenders to demand immediate payment or exercise other remedies. The Company is in discussion with the lenders under the Atlas Credit Agreement regarding a waiver of any breaches. There can be no assurance that such waiver will be obtained. Absent a waiver, the event of default enables the requisite lenders under the Atlas Credit Agreement to demand immediate payment or exercise other remedies, such as subject all or a portion of obligations to a default rate of interest. If the lenders were to demand immediate repayment, the Company would not have sufficient liquidity to meet its obligations and pay its liabilities arising from normal business operations when they come due. As such, substantial doubt exists about the Company's ability to continue as a going concern. Additionally, the Company received a reservation of rights letter from the administrative agent under the Dorado Credit Agreement as a result of the Restatement. We are in active discussions with this lender group, who are aware that SunPower does not agree that there has been any such breach of representation.

To address our liquidity needs, management is currently seeking additional waivers and evaluating various funding alternatives and may seek to raise additional funds through the issuance of equity, mezzanine or debt securities, through arrangements with strategic partners, which may include related parties, the capital markets, or through obtaining credit from financial institutions. As we seek additional sources of financing, there can be no assurance that such financing would be available to us on favorable terms or at all. Our ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including market and economic conditions, our performance and investor sentiment with respect to us and our industry. The outcome of these matters cannot be predicted with any certainty at this time. Please see “Item 1A. Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q.

For information about the terms of debt instruments and changes thereof in the period, see “Item 1. Financial Statements—Note 12. Debt and Credit Sources” and “Item 1. Financial Statements—Note 17. Subsequent Events” in the Notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

In addition, see “Risk Factors—Substantial doubt exists about our ability to continue as a going concern and if we are unable to continue our business, our common stock might have little or no value. Although our financial statements have been prepared on a going concern basis, unless we obtain a waiver or amendment of the covenant breaches under the Credit Agreement and Atlas Credit Agreement and we are able to raise additional capital, there is a material risk that we will continue to be in breach of our financial covenants under the Credit Agreement and Atlas Credit Agreement, which may cause future events of default under our other existing debt agreements” in this Quarterly Report on Form 10-Q.

Contractual Obligations

The following table summarizes our material contractual obligations and cash requirements for future periods as of October 1, 2023:

		Payments Due by Fiscal Period
(In thousands)	Total	2023	2024-2025	2026-2027	Beyond 2027
Other debt, including interest[1]	$323,129	$2,284	$320,656	$168	$21
Operating lease commitments[2]	40,626	3,022	22,741	12,773	2,090
Supply agreement commitments and other[3]	89,863	45,833	28,181	11,682	4,167
Total	$453,618	$51,139	$371,578	$24,623	$6,278

1 Other debt, including interest, primarily relates to our Revolver and Term Loan facilities, non-recourse financing and other debt arrangements as described in Note 12. Debt and Credit Sources.

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

Liabilities Associated with Uncertain Tax Positions

Due to the complexity and uncertainty associated with our tax positions, we cannot make a reasonably reliable estimate of the period in which cash settlement will be made for our liabilities associated with uncertain tax positions in other long-term liabilities. Therefore, they have been excluded from the table above. As of October 1, 2023 and January 1, 2023, total liabilities associated with uncertain tax positions were $13.1 million and $12.3 million, respectively, and are included within "Other long-term liabilities" in our condensed consolidated balance sheets as they are not expected to be paid within the next twelve months.

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

We are also exposed to credit risk from customers and their potential payment delinquencies on our retail installment contracts and solar loan receivable agreements that are held to maturity. These retail installment contracts and solar loan receivable agreements have a typical term of 10 - 25 years and require customers to make monthly payments. As of October 1, 2023 and January 1, 2023, the average Fair Isaac Corporation (“FICO”) score of our customers under a retail installment contract agreement remained at or above 750 and 740, respectively, which are each generally categorized as a “Very Good” credit profile by the Fair Isaac Corporation. As of October 1, 2023, the average FICO score of our customers under a solar loan receivable is above 760, which is generally categorized as a “Very Good” credit profile. However, existing and future customers’ credit profiles may decline due to economic headwinds. Our retail installment contract and solar loan receivables held to maturity portfolios have not experienced a significant number of customer defaults, however, they may occur as we continue our business. Based on our estimate of expected credit losses, historical write-off experience, and current account knowledge, our reserve for this exposure is minimal. If we experience a significant number of customer credit defaults, our revenue and our ability to raise capital could be adversely affected. If economic conditions worsen, certain customers may face liquidity concerns and may be unable to satisfy their payment obligations to us on a timely basis or at all, which could have a material impact on our condensed consolidated financial statements.

Interest Rate Risk

We are exposed to interest rate risk from our financing receivables based on the fixed rate of interest as established by the underlying contract between us and the customer. This risk is significant to our business because our financing model is sensitive to interest rate fluctuations.

As of October 1, 2023, our retail installment contract receivables had a fair value of $74.7 million. A hypothetical 50 basis points increase or decrease in market interest rates in the financing contracts would change the fair value of these receivables by a decrease or increase of approximately $3.6 million and $3.5 million, respectively.

In addition, as of October 1, 2023, our solar loan receivables held to maturity had a fair value of $1.1 million. A hypothetical 50 basis points increase or decrease in market interest rates in the financing contracts would change the fair value of these receivables by a decrease or increase of approximately $0.1 million and $0.1 million, respectively.

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

We also enter into interest rate swap agreements to reduce the impact of changes in interest rates on our non-recourse floating rate debt and fixed rate loans entered into by customers. As of October 1, 2023, we had interest rate swap derivatives not designated as hedges with aggregate notional value of $215.8 million.

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

Based on their evaluation as of the end of the period covered by our Quarterly Report on Form 10-Q for the quarterly period ended October 1, 2023, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of October 1, 2023 because of the material weakness in our internal control over financial reporting described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected in a timely basis.

We have identified the following unremediated material weaknesses in internal control over financial reporting as of October 1, 2023:

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

2. Classification of Expenses in the Statement of Operations:

In fiscal year 2023, we identified errors related to the classification of certain expenses as cost of revenues instead of operating expenses and as continuing operations instead of discontinued operations. We identified deficiencies in the design of the controls related to the mapping of the chart of accounts for expenses to the statements of operations. We further identified an operating deficiency related to the review of the accounting evaluation regarding the classification of certain discontinued operations items within the statements of operations. These deficiencies in aggregate were determined to be a material weakness. This material weakness resulted in the misclassification of certain expenses on our condensed consolidated statements of operations for the three and nine months ended October 2, 2022.

These material weaknesses resulted in the restatement of our condensed consolidated financial statements as of January 1, 2023 and for the three and nine months ended October 2, 2022. Additionally, these material weaknesses could result in misstatements that would not be prevented or detected in our accounts and disclosures, resulting in a material misstatement to the annual or interim consolidated financial statements. Our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with generally accepted accounting principles in the United States of America. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly, in all material respects, the Company’s financial position, result of operations and cash flows for the periods presented.

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

Other than the material weaknesses described above, there were no changes in our internal control over financial reporting (as such term is defined in the Exchange Act) that occurred during the quarter ended October 1, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The disclosure under “Item 1. Financial Statements—Note 10. Commitments and Contingencies—Legal Matters” and “Item 1. Financial Statements—Note 17. Subsequent Events—Legal Matters” in the Notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q is incorporated herein by reference.

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

Although we are seeking additional sources of financing, there can be no assurance that such financing would be available to us on acceptable terms or at all. Any financing that we are able to obtain could entail substantial dilution to stockholders, onerous interest rates or covenants, or other terms that are unfavorable to us and the holders of our common stock. Our ability to obtain additional financing is subject to several factors, including market and economic conditions, our performance and investor and lender sentiment with respect to us and our industry. The failure to obtain sufficient capital on acceptable terms may require us to delay, limit, or eliminate the development of business opportunities and our ability to achieve our business objectives and our competitiveness, and our business, financial condition, and results of operations would be materially adversely affected. In addition, the perception that we may not be able to continue as a going concern may cause customers and other business partners to choose not to conduct business with us due to concerns about our ability to meet our contractual obligations. The accompanying condensed consolidated financial statements to this Quarterly Report on Form 10-Q do not include any adjustments that might result if we are unable to continue as a going concern and, therefore, be required to realize our assets and discharge our liabilities other than in the normal course of business, which could cause investors to suffer the loss of all or a substantial portion of their investment.

Continued breaches under the Credit Agreement, and potential future breaches of the Credit Agreement, will require a long-term solution, which might not be available on acceptable terms or at all, and may result in a material adverse effect on our business, financial condition, results of operations and the value of our common stock.

Although we have entered into the Amendment and Waiver, it is possible that our operating results for the fiscal quarters ending December 31, 2023, March 29, 2024, June 30, 2024 and September 29, 2024 will require further waivers under the Credit Agreement in order for us to be in compliance with certain financial covenants thereunder as of such dates, and that the lenders will not agree to extend or fully waive the Existing Defaults. Accordingly, if the requisite lenders under the Credit Agreement do not agree to waive or amend these covenants, whether pursuant to the above mentioned Amendment and Waiver or a different waiver or amendment, it is possible that we will be in further default of the covenants under the Credit Agreement.

Any full waiver or amendment of the Credit Agreement to address the current breach, which is temporarily waived, and possible future breaches under the Credit Agreement may not be obtainable on acceptable terms or at all, and may require payment of costly fees to the lenders and subject us to additional or more onerous covenants on our business.

In the event we are unable to enter into a solution for breaches under the Credit Agreement in the near future, there would be a material adverse effect on our business, financial condition, results of operations and the value of our common stock.

Breaches, or alleged breaches, of financial or other covenants in our other existing debt agreements may result in a material adverse effect on our business, financial condition, results of operations and the value of our common stock.

Our other existing debt agreements contain various financial and other covenants. Any breach could result in an event of default under such agreement or an acceleration of maturity. The Company breached a financial covenant and a quarterly financial reporting covenant set forth in the Atlas Credit Agreement, and received a reservation of rights letter from the administrative agent under the Dorado Credit Agreement. Any such breach, or alleged breach, could limit our ability to access certain borrowings or letters of credit under the Dorado Credit Agreement. Such effects may result in a decrease of liquidity and a material adverse effect on our business, financial condition, results of operations and the value of our common stock. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources” for additional information.

We have identified material weaknesses in our internal control over financial reporting, and have concluded that our disclosure controls and procedures were not effective as of October 1, 2023. If we fail to properly remediate these or any future deficiencies or material weaknesses or to maintain proper and effective internal controls, material misstatements in our financial statements could occur and impair our ability to produce accurate and timely financial statements and could adversely affect investor confidence in our financial reports, which could negatively affect our business. As a result, our stockholders could lose confidence in our financial reporting, which could harm our business and the trading price of our common stock. Also, as a result of such material weaknesses and the related restatements of our financial statements, we currently face, and may continue to be subject to litigation or other disputes.

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

In addition, as a result of such material weaknesses, which could require us to incur significant expense and the related restatements of our financial statements, we currently face, and may continue to be subject to, litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, regulatory actions, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our financial statements. Any such litigation, dispute or regulatory actions, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition. Please see “Legal Matters” section within “Item 1. Financial

Statements (unaudited)—Notes to Condensed Consolidated Financial Statements—Note 10. Commitments and Contingencies” for a description of the currently filed litigation.

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

The execution of our growth strategy is dependent upon the continued availability of third-party financing arrangements for our projects, including our residential finance programs and offerings through SunPower Financial, and is affected by general economic conditions, our creditworthiness and perceived credit risk, and other factors.

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

Global economic conditions, including conditions that may make it more difficult or expensive for us to access credit and liquidity, could materially and adversely affect our business and financial results. If our perceived creditworthiness diminishes, including as a result of future or alleged breaches of financial covenants under our debt agreements, or if credit markets, which are unpredictable, and if they become more challenging, we may be unable to obtain project financing for our projects, customers may be unable or unwilling to finance the cost of our products, we may have difficulties in reaching agreements with financiers to finance the construction of our solar power systems, or the parties that have historically provided this financing may cease to do so, or only do so on terms that are substantially less favorable for us or our customers, any of which could materially and adversely affect our revenue and growth. As a result of economic conditions, certain of our capital partners have either reduced the amount of available capital for such financing or made the terms of such financing less favorable. Our plans to continue to grow our residential finance program may be delayed if credit conditions, or other factors, including our creditworthiness, prevent us from obtaining or maintaining arrangements to finance those programs. We are actively arranging additional third-party financing for our residential finance program; however, there can be no assurance that we will be able to arrange additional financing partners for our residential finance programs in future periods, which could have a negative impact on our sales. In the event we enter into a material number of financing arrangements with customers without obtaining corresponding third-party financing, our cash, working capital, and results of operations could be negatively affected. In addition, a rise in interest rates would likely increase our customers’ cost of financing or leasing our products and could reduce their profits and expected returns on investment in our products. The general reduction in available credit to would-be borrowers or lessees, worldwide economic uncertainty, and the condition of worldwide housing markets could delay or reduce our sales of products to new homebuilders and authorized resellers.

The availability of financing depends on many factors, including market conditions, tax rates, the demand for and supply for residential solar installations, resulting risks of refinancing or disposing of such projects, our creditworthiness and perceived credit risk. It also depends in part on government incentives, such as tax incentives. In the long term, as we look toward markets not supported (or supported less) by government incentives, we will continue to need to identify financiers willing to finance residential solar systems without such incentives. Our failure to effectively do so could materially and adversely affect our business and financial results.

The lack of project financing, due to tighter credit markets or other reasons, including but not limited to those described above, could limit our ability to offer competitive financing options for potential customers, thus reducing our revenues from the sale of such projects. We may in some cases seek to pursue partnership arrangements with financing entities to assist customers to obtain financing for the purchase or lease of our systems, which would expose us to credit or other risks. We face competition for financing partners and if we are unable to continue to offer a competitive investment profile, we may lose access to financing partners or they may offer financing on less favorable terms than to our competitors, which could materially and adversely affect our business and financial results.

For information about the terms of debt instruments and changes thereof in the period, see “Item 1. Financial Statements—Note 12. Debt and Credit Sources” in the Notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Issuer Purchases of Equity Securities

The following table sets forth all purchases made by or on behalf of us or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each of the indicated periods:

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
July 3, 2023 through July 30, 2023	8,821	$9.68
July 31, 2023 through August 27, 2023	10,595	$8.67
August 28, 2023 through October 1, 2023	41,345	$7.16
	60,761		—

1    The shares purchased represent shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

ITEM 5. OTHER INFORMATION

Information concerning certain limited activities related to Iran

On March 24, 2023, all the information concerning the activities of our affiliate TotalEnergies SE and its affiliated companies (collectively, the “TotalEnergies”) related to Iran that took place in the third quarter of 2023 provided in this section is disclosed pursuant to Section 13(r) of the Securities Exchange Act of 1934, as amended (the “U.S. Exchange Act”).

In addition, information for the third quarter of 2023 is provided concerning the payments made by TotalEnergies’ affiliates to, or additional cash flow that operations of TotalEnergies affiliates generate for the government of Iran (identified by the United States as a state sponsor of terrorism) or any entity controlled by such government.

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

Concerning payments made to Iranian entities in the third quarter of 2023, TotalEnergies EP Iran BV and Elf Petroleum Iran collectively made payments of approximately IRR 1,578,680,785 billion (€33,1471) to the Iranian administration for taxes and social security contributions concerning the staff of this representative office. None of these payments were executed in US dollars.

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

In January 2021, OFAC renewed the conditional license to Serica authorizing the provision of services to the Rhum field, until January 31, 2023, subject to early termination if the trust arrangements described above should terminate. In addition, OFAC confirmed that, to the extent that the license remains valid and Serica represents that the conditions set out in the license are met, activities and transactions of non-US persons involving the Rhum field or the Bruce field, including in relation to the operation of the trust, IOC UK and RMC will not be exposed to US secondary sanctions with respect to Iran. Following an application filed with the OFAC on November 9, 2022, Serica received in January 2023 the renewal of its license until January 31, 2025.

IOC UK’s share of costs incurred under the Bruce Rhum Agreement will be paid to TEP UK by year end of 2023 by RMC. TEP UK expects to continue this activity in 2023.

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

Marketing & Services

In the third quarter of 2023, TotalEnergies Marketing France, a wholly owned subsidiary, provided fuel payment cards to be used in TotalEnergies' service stations to the Iranian Embassy and the Iranian delegation to UNESCO located in Paris (France). This activity generated a gross turnover of approximately €4,000 (without tax) and a net profit of approximately €600 on the third quarter of 2023. TotalEnergies Marketing France expects to continue this activity in 2023.

1 Exchange rate IRR/EUR: 45,567, as published by the Central Bank of Iran.

In the third quarter of 2023, TotalEnergies Marketing Belgium, a wholly owned subsidiary, provided fuel payment cards to be used in TotalEnergies' service stations to the Iranian Embassy located in Brussels (Belgium). This activity generated a gross turnover of approximately €2,705 (without tax) and a net profit of approximately €311 on the third quarter of 2023. TotalEnergies Marketing Belgium expects to continue this activity in 2023.

Trademarks

In the third quarter of 2023, TotalEnergies made small payments to Iranian authorities related to the maintenance and protection of trademarks and designs in Iran and may make similar small payments in 2023. These payments are not prohibited by applicable Sanctions Regimes.

Trading Plans of Directors and Officers

During the quarter ended October 1, 2023, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 6. EXHIBITS

Index to Exhibits

Exhibit Number	Description
10.1
Amendment, Settlement, and Release Agreement, dated November 13, 2023, by and between Maxeon Solar Technologies, Ltd. and SunPower Corporation (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 15, 2023).

10.2
SunPower Corporation 2023 Management Career Transition Plan (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 10, 2023).

10.3*
Amendment and Waiver to Credit Agreement, dated December 8, 2023, among SunPower Corporation, certain of its subsidiaries as guarantors, the Lenders (as defined therein) and L/C Issuers party thereto, and Bank of America, N.A.

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